Form 10-Q
period 2020-09-30
Kingswood Acquisition Corp.
filed 2020-12-28
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________

Commission File Number 001-39700

Kingswood Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2432410
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 Battery Place, Room 625 New York, NY 10004	10004
(Address of Principal Executive Offices)	(Zip Code)

(212) 404-7002
(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and three-fourths of one redeemable warrant	KWAC.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	KWAC	New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	KWAC WS	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 23, 2020, there were 11,500,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

Assets
Cash	$325,001
Deferred offering costs	113,625
Total Assets	$438,626

Liabilities and Stockholder’s Equity
Accrued offering costs and expenses	$89,051
Proceeds from Private Placement received in advance	367,722
Total liabilities	456,773

Commitments and Contingencies	—

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288
Additional paid-in capital	24,712
Accumulated deficit	(43,147)
Total stockholder’s deficit	(18,147)
Total Liabilities and Stockholder’s Deficit	$438,626

(1)	Includes up to 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 24, 2020, the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Formation and operating costs	$43,147

Net loss	$(43,147)

Basic and diluted weighted average shares outstanding (1)	2,500,000
Basic and diluted net loss per share	$(0.02)

(1)	Excludes up to 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 24, 2020, the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of July 27, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(43,147)	(43,147)
Balance as of September 30, 2020 (Unaudited)	2,875,000	$288	$24,712	$(43,147)	$(18,147)

(1)	Includes up to 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 24, 2020, the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 27, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(43,147)
Changes in current assets and current liabilities:
Accrued offering costs and expenses	1,801
Net cash used in operating activities	(41,346)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from pre-payment of private placement	367,722
Payments of offering costs	(26,375)
Net cash provided by financing activities	366,347

Net Change in Cash	325,001
Cash - Beginning	-
Cash - Ending	$325,001

Supplemental Disclosure of Non-cash Financing Activities:
Accrued deferred offering costs	$87,250

The accompanying notes are an integral part of the condensed financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Organization and Business Operation

Kingswood Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”).

The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. As of September 30, 2020, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Kingswood Global Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

Subsequent to September 30, 2020, the registration statement for the Company’s Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on November 19, 2020 (the “Effective Date”). On November 24, 2020, the Company consummated the IPO of 10,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $100,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 6,050,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the underwriters elected to exercise its full 1,500,000 Public Units over-allotment option which, at $10.00 per Unit, generated gross proceeds of $15,000,000. The Company, in parallel, consummated the private placement of an additional 431,550 Private Warrants at a price of $1.00 per Private Warrant, which generated total additional gross proceeds of $431,550.

Transaction costs of the IPO amounted to $6,854,972 consisting of $2,300,000 of underwriting discount ($1,260,000 in cash and $1,040,000 in the form of 104,000 Units at $10.00 per Unit (see Note 6)), $4,025,000 of deferred underwriting discount, and $529,972 of other offering costs.

Following the closing of the IPO on November 24, 2020, $117,848,550 (approximately $10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of: (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to (i) modify the substance or timing of the Company’s obligation to provide for the redemption of its public share in connection with an initial Business Combination or to redeem 100% of its public share if the Company does not consummate its initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”) or (ii) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Company’s public shares if the Company is unable to consummate its initial Business Combination within 18 months from the closing of the IPO, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

If the Company is unable to consummate its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on November 23, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on November 25, 2020, November 30, 2020 and December 1, 2020. The interim results for the period from July 27, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for period ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). On November 24, 2020, the underwriters fully exercised the over-allotment option. At September 30, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings or loss of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from July 27, 2020 (inception) through September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period ended September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 10,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share, and three-fourths of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share. Each whole warrant will become exercisable on the later of the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of the IPO, the underwriters elected to exercise their full over-allotment option of 1,500,000 Units at a purchase price of $10.00 per Unit.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the closing of the exercise of the over-allotment option, the Sponsor and one of the Company’s directors purchased an aggregate of 6,481,550 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,481,550, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

The Private Warrants are identical to the Public Warrants sold in the IPO except that the Private Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

The Company’s Sponsor has agreed to: (i) waive its redemption rights with respect to its founder shares and public shares in connection with the completion of the Company’s initial Business Combination; (ii) waive its redemption rights with respect to its founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within 18 months from the closing of the IPO or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial Business Combination activity; (iii) waive its rights to liquidating distributions from the Trust Account with respect to its founder shares if the Company fails to consummate its initial Business Combination within 18 months from the closing of the IPO, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its initial Business Combination within the prescribed time frame; and (iv) vote any founder shares and any public shares purchased during or after the IPO (including in open-market and privately negotiated transactions) in favor of the Company’s initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of Class B common stock, par value $0.0001 per share. On October 22, 2020 and November 3, 2020, the Sponsor surrendered an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 2,875,000 founder shares outstanding and held by the Sponsor. All shares and associated amounts have been retroactively restated to reflect the surrender of these shares. Up to 375,000 founder shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of their over-allotment option on November 24, 2020, the 375,000 founder shares were no longer subject to forfeiture.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination; or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the IPO. The Company intends to repay the promissory note from the proceeds of the IPO not being placed in the Trust Account. As of September 30, 2020, there were no outstanding borrowings under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. At September 30, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of (i) the founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Warrants, which were issued in a private placement simultaneously with the closing of the IPO, and the common stock underlying such Private Warrants and (iii) Private Warrants that may be issued upon conversion of Working Capital Loans (and the securities underlying such securities) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. Simultaneously with the closing of the IPO on November 24, 2020, the underwriters fully exercised the over-allotment option to purchase 1,500,000 Units, generating an aggregate of gross proceeds of $15,000,000.

On November 24, 2020, the Company paid a fixed underwriting discount of $0.20 per Unit, or $2.3 million in the aggregate, in connection with the underwriters’ exercise of their over-allotment option in full, of which $1,040,000 was paid in the form of 104,000 Units and $1,260,000 was paid in cash. Additionally, a deferred underwriting discount of $0.35 per Unit, or $4.02 million in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there was no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2020, there was no Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. After giving retroactive effect to the surrender of shares described in Note 5, there were 2,875,000 shares of Class B common stock issued and outstanding at September 30, 2020.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, except as required by law or stock exchange rule.

The Class B common stock will automatically convert into Class A common stock on the first business day following the consummation of the initial Business Combination at a ratio such that the number of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (a) the total number of all shares of Class A common stock issued and outstanding (including any shares of Class A common stock issued pursuant to the underwriter’s over-allotment option) upon the consummation of the IPO, plus (b) the sum of all shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination(including any shares of Class A common stock issued pursuant to a forward purchase agreement), excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private shares issued to the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans, minus (c) the number of shares of Class A common stock redeemed in connection with the initial Business Combination, provided that such conversion of shares of Class B common stock shall never be less than the initial conversion ratio. In no event will the Class B common stock convert into Class A common stock at a rate of less than one-to one.

Warrants — The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may call the Public Warrants for redemption:

·	in whole and not in part;

·	at a price of $0.01 per warrant;

·	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

·	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

If (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any founder shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these unaudited condensed financial statements in relation to the Initial Public Offering (Notes 1 and 3), private placement (Note 4), and surrender of shares (Note 5) and the related transactions, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Kingswood Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” for purposes of federal securities laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we believe that there are a significant number of target companies globally that could become attractive public companies, we intend to concentrate our efforts on identifying businesses in the financial services industry with a focus on delivering differentiated financial services in the wealth management, financial advisory and investment management sectors to the mass affluent and private client investor community. We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below) and the sale of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On November 24, 2020, we consummated our IPO of 11,500,000 units (the “Units”), including the issuance of 1,500,000 Units as a result of the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and three-fourths of one redeemable warrant (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000. Oppenheimer & Co. Inc. acted as the representative of the several underwriters. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-249437). The SEC declared the registration statement effective on November 19, 2020.

Simultaneously with the closing of our IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,481,550 private placement warrants (“Private Placement Warrants”) to Kingswood Global Sponsor LLC (“Sponsor”), generating gross proceeds to the Company of $6,481,550. The Private Placement Warrants are identical to the Public Warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

We paid a total of $1,260,000 in underwriting discounts and commissions and $1,173,000 for other costs and expenses related to the IPO. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $121,481,550, of which $117,848,550 (or $10.25 per unit sold in the Public Offering) was deposited into a segregated trust account located in the United States at JP Morgan Chase Bank, N.A. (or at a brokerage institution selected by the trustee that is acceptable to the Company) with Continental Stock Transfer & Trust Company acting as trustee (“Trust Account”).

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of September 30, 2020, we had $325,001 in cash. Further, we expect to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective targets for our initial business combination.

For the three months ended September 30, 2020, we had a net loss of $43,147, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had $325,001 in cash available for working capital. Through September 30, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and proceeds from the private placement received in advance in an aggregate amount of $367,722.

We deposited $117,848,550 (or $10.25 per unit) of the proceeds of the IPO and the sale of the Private Placement Warrants into the Trust Account. Unless and until we complete our initial business combination, no proceeds held in the trust account will be available for our use, except the withdrawal of interest to pay our taxes and/or to redeem our public shares in connection with an amendment to our amended and restated certificate of incorporation, as described above. The net proceeds of IPO and the sale of the Private Placement Warrants not held in the trust account and available for our working capital was approximately $1,200,000 after the payment of certain offering expenses relating to the IPO and private placement.

Immediately following the IPO and the sale of the Private Placement Warrants, we had approximately $1,200,000 available to us outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow the Company to operate for at least the next 18 months. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business, as a down payment or to fund exclusivity arrangements with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If our offering expenses exceed our estimates, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, if the offering expenses are less than our estimates, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive an estimated $10.25 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Related Party Transactions

Founder Shares

In August 2020, our Sponsor paid $25,000, or approximately $0.006 per share, to cover certain offering costs in consideration for 4,312,500 shares of our Class B common stock, par value $0.0001 per share. On October 22, 2020 and November 3, 2020, our Sponsor surrendered an aggregate of 1,437,500 founder shares, which were cancelled, resulting in an aggregate of 2,875,000 founder shares outstanding and held by our initial stockholders. Up to 375,000 founder shares were subject to forfeiture to the extent that the over-allotment option was not exercised in full by the underwriters. In connection with the underwriters’ full exercise of their over-allotment option on November 24, 2020, the 375,000 founder shares were no longer subject to forfeiture.

Our initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial business combination; or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if we consummate a transaction after our initial business combination which results in the Company’s stockholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the lock-up.

Promissory Note — Related Party

Our Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note. This loan is non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the IPO. The Company intends to repay the promissory note from the proceeds of the IPO not being placed in the Trust Account. As of September 30, 2020, there were no outstanding borrowings under the promissory note.

Working Capital Loans

In order to finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If we complete an initial business combination, the Company would repay any such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If we do not consummate an initial business combination, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. At September 30, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of our initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Commitments and Contingencies

Registration Rights

The holders of (i) the founder shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Warrants, which were issued in a private placement simultaneously with the closing of the IPO, and the common stock underlying such Private Warrants and (iii) Private Warrants that may be issued upon conversion of Working Capital Loans (and the securities underlying such securities) have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement. These holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 30-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. Simultaneously with the closing of the IPO on November 24, 2020, the underwriters fully exercised the over-allotment option to purchase 1,500,000 Units, generating an aggregate of gross proceeds of $15,000,000.

On November 24, 2020, the Company paid a fixed underwriting discount of $0.20 per Unit, or $2.3 million in the aggregate, in connection with the underwriters’ exercise of their over-allotment option in full, of which $1,040,000 was paid in the form of 104,000 Units and $1,260,000 was paid in cash. Additionally, a deferred underwriting discount of $0.35 per Unit, or $4,025,000 in the aggregate, will be payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the underwriters, which are entitled to a deferred underwriting discount of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete our initial business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated November 19, 2020 filed with the SEC on November 23, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated November 19, 2020 filed with the SEC on November 23, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of our IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,481,550 Private Placement Warrants to Kingswood Global Sponsor LLC (“Sponsor”), generating gross proceeds to the Company of $6,481,550. The Private Placement Warrants are identical to the Public Warrants sold in the IPO except that the Private Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the shares of Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On November 24, 2020, we consummated our IPO of 11,500,000 units (the “Units”), including the issuance of 1,500,000 Units as a result of the underwriters’ full exercise of their over-allotment option. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and three-fourths of one redeemable warrant (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The warrants will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of this offering, and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation, as described herein. Subject to the terms and conditions described in this prospectus, we may redeem the warrants either for cash once the warrants become exercisable or for shares of Class A Common Stock commencing 90 days after the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000. Oppenheimer & Co. Inc. acted as the representative of the several underwriters. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-249437). The SEC declared the registration statement effective on November 19, 2020.

We paid a total of $1,260,000 in underwriting discounts and commissions and $1,173,000 for other costs and expenses related to the Public Offering. Oppenheimer & Co. Inc., the representative of the several underwriters in the IPO, received a portion of the underwriting discounts and commissions related to the IPO. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $121,481,550, of which $117,848,550 (or $10.25 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2020).
3.2	Bylaws (incorporated by reference to Exhibit 3.2 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-249437) filed with the SEC on October, 2020).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-249437) filed with the SEC on October, 2020).
4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-249437) filed with the SEC on October, 2020).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-249437) filed with the SEC on October, 2020).
4.4	Warrant Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (incorporated by reference to Exhibit 4.1 of the Registrant’s Amendment No. 1 to Current Report Form 8-K/A, filed with the SEC on November 30, 2020).
10.1	Letter Agreement, dated November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and each of the initial stockholders of the Company (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2020).

10.2	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2020).
10.3	Registration Rights Agreement, dated November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and the other holders party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on November 30, 2020).
10.4	Private Placement Warrants Purchase Agreement, November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and the other parties thereto. (incorporated by reference to Exhibit 10.4 of the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A, filed with the SEC on November 30, 2020).
10.5	Administrative Services Agreement, dated November 19, 2020, by and between the Company and Kingswood Global Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K, filed with the SEC on November 25, 2020).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWOOD ACQUISITION CORP.

Date: December 28, 2020	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)