Form 10-K/A
period 2020-12-31
Kingswood Acquisition Corp.
filed 2021-06-02
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Kingswood Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from July 27, 2020 (date of inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “Original 10-K”).

Background of Restatement

On April 12, 2021, the audit committee of the board of directors of the Company concluded (“Audit Committee”), after discussions with the Company’s management, that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 27, 2020 (date of inception) December 31, 2020 (the “Relevant Period”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as a liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Statement”). The Statement reflects the SEC staff’s view that certain terms and conditions that are common to warrants issued by special purpose acquisition companies (“SPACs”), such as the Company, may require such warrants to be classified as liabilities rather than as components of equity on their financial statements. The public and private warrants issued by the Company in connection with its initial public offering (collectively, the “Company Warrants”) contain terms similar to those described in the Statement, and since their issuance, the Company Warrants have been classified as components of equity on the financial statements of the Company.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity”, the Company concluded that a provision in the warrant agreement related to certain transfer, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued audited balance sheet dated as of November 24, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on December 1, 2020 (the “IPO Closing 8-K”); and (ii) audited financial statements as of December 31, 2020 and for the period from July 27, 2020 through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

•	understatement of liabilities and overstatement of temporary equity by approximately $6.8 million and $7.2 million as of November 24, 2020 and December 31, 2020, respectively;

•	understatement of additional paid-in capital and accumulated deficit by approximately $0.6 million as of December 31, 2020;

•	understatement of net loss by approximately $0.6 million for the period from July 27, 2020 through December 31, 2020; and

•	understatement of basic and diluted net loss per share, non-redeemable common stock of $0.21 for the period from July 27, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Item 1A. of Part 1 Risk Factors; (ii) Item 7. Of Part II Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Item 8. Of Part II Financial Statements and Supplementary Data; (iv) Item 9A. of Part II Controls and Procedures; and (v) Item 15. Of Part IV Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1 and 32.1.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly transfer, tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 7,500,000 public warrants, 6,050,000 private placement warrants, and 60,000 warrants underlying the underwriter units, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

General Risk Factors

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 27, 2020 (date of inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements.” For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

RESULTS OF OPERATIONS

For the period from July 27, 2020 (date of inception) through December 31, 2020, we incurred a loss from operations of $198,780, including franchise tax of $77,311. Net loss for the Company of $792,587 included the loss from operations, changes in fair value of warrant liability of $369,286, and transaction costs of $225,763, partially offset by interest income from the Trust Account of $1,242. Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period. As of December 31, 2020, $117,849,745 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions) and we had cash outside of trust of $1,457,839 and $79,617 in accounts payable and accrued expenses.

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

For the year ended December 31, 2020, cash used in operating activities was $410,236. Net loss of $792,587 was impacted by the change in fair value of warrant liabilities of $369,286, transaction costs related to our IPO of $225,763 and interest earned on marketable securities held in the Trust Account and operating account totaled $1,242. Changes in operating assets and liabilities used $211,456 of cash.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 27, 2020 (inception) through December 31, 2020, have been restated.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY
March 18, 2021 except for the effects of the restatement discussed in Note 2, Note 3 and 10 as to which the day is disclosed June 2, 2021

KINGSWOOD ACQUISITION CORP.

Balance Sheet

DECEMBER 31, 2020

(As Restated)

Assets
Cash and cash equivalents	$1,457,839
Prepaid expense	292,740
Total current assets	1,750,579
Investment held in Trust Account	117,849,745
Total Assets	$119,600,324

Liabilities and Stockholders’ Equity
Accounts payable	$79,617
Due to related party	1,667
Total current liabilities	81,284
Deferred Underwriters' Discount	4,025,000
Warrant liabilities	7,202,334
Total liabilities	11,308,618

Commitments
Class A common stock subject to possible redemption, 10,077,239 shares at redemption value	103,291,697

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,526,761 issued and outstanding, excluding 10,077,239 shares subject to possible redemption, at December 31, 2020	153
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at December 31, 2020	288
Additional paid-in capital	5,792,155
Accumulated deficit	(792,587)
Total Permanent equity	5,000,009
Total Liabilities and Stockholders’ Equity	$119,600,324

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENT OF OPERATIONS

(As Restated)

For the period from July 27, 2020 (Inception) to December 31, 2020
Formation and operating costs	$198,780
Loss from operations	(198,780)
Other income (expense)
Interest Income	1,242
Transaction costs	(225,763)
Change in fair value of warrant liabilities	(369,286)
Total other expense, net	(593,807)
Net loss	$(792,587)
Basic and diluted weighted average shares outstanding, Class A common stock, excluding 10,077,239 shares subject to redemption	2,734,701
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, Class B common stock	2,875,000
Basic and diluted net loss per share, common stock	$(0.28)

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKOLDERS’ EQUITY

(As Restated)

	Class A Common Stock			Class B Common Stock			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount		Capital	Deficit	Equity
Balance as of July 27, 2020 (Inception)	-	$		-	$		$	$	$
Issuance of Class B Common Stock to founders				2,875,000		288	24,712		25,000
Issuance of 11,500,000 public Units and 104,000 private Units on November 24, 2020, net of warrants fair value	11,604,000		1,160	-		-	112,079,590		112,080,750
Offering costs				-		-	(6,629,209)	-	(6,629,209)
Excess of cash received over Fair Value of Private Placement Warrants	-		-	-		-	3,607,752	-	3,607,752
Net loss	-		-	-		-	-	(792,587)	(792,587)
Maximum number of redeemable shares	(10,077,239)		(1,007)	-		-	(103,290,690)	-	(103,291,697)
Balance as of December 31, 2020	1,526,761		153	2,875,000		288	5,792,155	(792,587)	5,000,009

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(As Restated)

For the period from July 27, 2020 (Inception) to December 31, 2020
Cash flows from operating activities:
Net loss	$(792,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,242)
Change in fair value of warrant liabilities	369,286
Transaction costs	225,763
Changes in working capital:
Prepaid assets	(292,740)
Due to related party	1,667
Accounts payable and accrued expenses	79,617
Net cash used in operating activities	(410,236)

Cash flows from investing activities:
Investments held in Trust	(117,848,503)
Net cash used in investing activities	(117,848,503)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	113,210,028
Proceeds from issuance of Private Placement Warrants	6,481,550
Net cash provided by financing activities	119,716,578

Net change in cash	1,457,839
Cash, beginning of the period	-
Cash, end of period	$1,457,839
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$6,833,048
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through December 31, 2020, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Note 2– Restatement of Previously Issued Financial Statements

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of November 19, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of: (i) the 7,500,000 redeemable warrants (the “Public Warrants”) that were included in the Units issued by the Company in its IPO; (ii) the 6,050,000 Private Warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO; and (iii) the 60,000 warrants underlying the underwriter Units (together with the Public Warrants and Private Warrants, the “Warrants”, which are discussed in Note 4, Note 5, Note 8, Note 9 and Note 10), and determined to classify the Warrants as derivative liabilities.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain transfer, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.

After consultation with the Company’s independent registered public accounting firm, the Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 27, 2020 (date of inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of November 24, 2020
Warrant liabilities	—	6,833,048	6,833,048
Total liabilities	4,086,578	6,833,048	10,919,626
Class A common stock subject to possible redemption	110,643,581	(6,833,050)	103,810,531
Class A common stock	81	66	147
Additional paid-in capital	5,047,628	225,699	5,273,327
Accumulated deficit	(47,996)	(225,763)	(273,759)
Total stockholders’ equity	5,000,001	2	5,000,003

Balance Sheet as of December 31, 2020
Warrant liabilities	$—	$7,202,334	$7,202,334
Total liabilities	4,106,284	7,202,334	11,308,618
Class A common stock subject to possible redemption	110,494,039	(7,202,342)	103,291,697
Class A common stock	82	71	153
Additional paid-in capital	5,197,169	594,986	5,792,155
Accumulated deficit	(197,538)	(595,049)	(792,587)
Total stockholders’ equity	$5,000,001	$8	$5,000,009

Statement of Operations for the Period From July 27, 2020 (Date of Inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$(369,286)	$(369,286)
Transaction costs		(225,763)	(225,763)
Other income (expense), net	1,242	(595,049)	(593,807)
Net loss	(197,538)	(595,049)	(792,587)
Basic and diluted weighted average non-redeemable shares outstanding, Class B common stock	2,875,000	-	2,875,000
Basic and diluted net loss per Class B share	$(0.07)	$(0.21)	$(0.28)

Statement of Changes in Stockholders’ Equity for the Period from July 27, 2020 (Inception) Through December 31, 2020
Issuance of 11,500,000 public Units and 104,000 private Units on November 24, 2020, net of warrants fair value	$122,521,550	$(10,440,800)	$112,080,750
Offering costs	(6,854,972)	225,763	(6,629,209)
Excess of cash received over Fair Value of Private Placement Warrants	—	3,607,752	3,607,752
Net loss	(197,538)	(595,049)	(792,587)
Maximum number of redeemable shares	(110,494,039)	7,202,342	(103,291,697)

Consolidated Statement of Cash Flows for the Period From July 27, 2020 (Date of Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(197,538)	$(595,049)	$(792,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	369,286	369,286
Transaction costs	—	225,763	225,763
Non-Cash Investing and Financing Activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	$—	$6,833,048	$6,833,048

Note 3– Summary of Significant Accounting Policies

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

Restated Warrant Liabilities

The Company evaluated the Warrants, (which are discussed in Note 4, Note 5, Note 8, Note 9 and Note 10) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain transfer, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Fair Value of Financial Restated Instruments

The Company follows the guidance in ASC Topic 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The Fair Value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the Measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

See Note 9 for additional information on assets and liabilities measured at fair value.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable common stock is classified as temporary equity. Non-redeemable common stock is classified as permanent equity. The Company’s common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Components of Restated Equity

Upon the IPO, the Company issued Class A Common stock and Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $6,833,048 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $115,891,181, to the Class A Common stock.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the Statement of Operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $6,854,972 (consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $529,972 of other offering costs) were recognized with $225,763 which was allocated to the Public Warrants and Private Warrants, included in the Statement of Operations as a component of other expense and $6,629,209 included in the Statements Of Changes In Temporary And Permanent Equity.

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

Net Loss Per Common Restated Share

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

For the Year ended December 31, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$1,242
Net Earnings	$1,242
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	2,734,701
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Earnings allocable to non-redeemable Class B Common Stock
Net Income (Loss)	$(792,587)
Redeemable Net Earnings	$1,242
Non-Redeemable Net Loss	$(791,345)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	2,875,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.28)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 – Initial Public Offering

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

Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 5– Private Placement

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

Note 6 – Related Party Transactions

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

Note 7 – Commitments

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

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At December 31, 2020, there were 1,526,761 shares of Class A common stock issued or outstanding, excluding 10,077,239 shares subject to possible redemption.

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

Note 9 – Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$71,519
Federal Net Operating loss	17,375
Total deferred tax asset	88,893
Valuation allowance	(88,893)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	88,893

State
Current	—
Deferred	—
Change in valuation allowance	(88,893)
Income tax provision	$—

As of December 31, 2020, the Company has $82,736 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 18, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $88,893.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	0.00%
Permanent Book/Tax Differences	(9.78)%
Change in valuation allowance	(11.22)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 10 – Fair value restated measurements

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

	December 31,
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,849,745	$117,849,745	$-	$-

Liabilities:
Private Placement Warrants(2)	$3,148,584			3,148,584
Public Warrants(2)	$4,053,750	4,053,750

(1) The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

(2) Measured at fair value on a recurring basis.

For the period ending December 31, 2020 there were no transfers into or out of Level 1, Level 2 or Level 3 classification.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Consolidated Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Consolidated Statement of Operations.

Measurement

The Company established the initial fair value for the Warrants on November 24, 2020, the date of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, neither the Public Warrants nor the Private Warrants were separately traded on an open market. As such, the Company used a modified Black Scholes option pricing model for the Private Placement Warrants and a Monte Carlo simulation for the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and three-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date and at December 31, 2020 due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

Input	November 24, 2020 (Initial Measurement)	December 31, 2020
Stock price	$10.00	$10.00
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	0.39%	0.36%
Dividend yield	0.0%	0.0%
Volatility	13.0%	13.0%

The key inputs into the Monte Carlo simulation for the Public Warrants were as follows:

Input	November 24, 2020 (Initial Measurement)	December 31, 2020
Stock price	$10.00	$10.00
Exercise price	$11.50	$11.50
Risk free rate	0.39%	0.36%
Trading days per year	252	252
Annual volatility	13.0%	13.0%

The Company’s use of models required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

•	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the IPO date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
	$—	$—	$—
Initial measurement on November 24, 2020	2,951,798	3,881,250	6,833,048
Change in fair value	196,786	172,500	369,286
Fair value as of December 31, 2020	$3,148,584	$4,053,750	$7,202,334

Note 11 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the restatement described in Note 2.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020 (the “Evaluation Date”). Based upon his evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants, Private Placement Warrants, and warrants underlying the underwriter units (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. As a result of this reevaluation, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 27, 2020 (date of inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from July 27, 2020 (date of inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Registration Rights

The holders of Founders Shares, Private Placement Warrants and Underwriter Units will be entitled to registration rights pursuant to a registration rights agreement signed on November 24, 2020. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion the Company’s initial business combination. . The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001- 39700), filed with the SEC on November 25, 2020).
3.2	Bylaws (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.4	Warrant Agreement between Kingswood Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of November 19, 2020 (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-39700), filed with the SEC on November 30, 2020).
4.5(1)	Description of Securities
10.1	Letter Agreement, dated November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on November 30, 2020, filed with the SEC on November 25, 2020).
10.2	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on November 30, 2020, filed with the SEC on November 25, 2020).
10.3	Registration Rights Agreement, dated November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-39700), filed with the SEC on November 30, 2020).
10.4	Private Placement Warrants Purchase Agreement, November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and the other parties thereto (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Current Report on Form 8-K/A (File No. 001-39700), filed with the SEC on November 30, 2020).
14.1(1)	Form of Code of Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

(1) Incorporated by reference to the Initial 10-K filed on March 18, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 2, 2021

KINGSWOOD ACQUISITION CORP.

By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Gary Wilder	Executive Chairman and Director	June 2, 2021
Gary Wilder

/s/ Michael Nessim	Chief Executive Officer and Director	June 2, 2021
Michael Nessim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Larry Roth	Director	June 2, 2021
Larry Roth

/s/ Howard Garland	Director	June 2, 2021
Howard Garland

/s/ David Hudd	Director	June 2, 2021
David Hudd

/s/ Jonathan Massing	Director	June 2, 2021
Jonathan Massing

/s/ Lisa Roth	Director	June 2, 2021
Lisa Roth

/s/ Caroline O’Connell	Director	June 2, 2021
Caroline O’Connell