Form 10-Q
period 2021-03-31
Kingswood Acquisition Corp.
filed 2021-06-17
CIK 1823086

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Or
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

As of March 31, 2021, there were 11,604,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

March 31, 2021

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Cash and cash equivalents	$1,421,649	$1,457,839
Prepaid expense	252,137	292,740
Total current assets	1,673,786	1,750,579
Investment held in Trust Account	117,852,651	117,849,745
Total Assets	$119,526,437	$119,600,324

Liabilities and Stockholders’ Equity
Accounts payable	$452,599	$79,617
Due to related party	1,667	1,667
Total current liabilities	454,266	81,284
Deferred Underwriters' Discount	4,025,000	4,025,000
Warrant liability	8,244,598	7,202,334
Total liabilities	12,723,864	11,308,618

Commitments
Class A Common Stock subject to possible redemption, 9,931,958 shares and 10,077,239 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	101,802,567	103,291,697

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,672,042 shares and 1,526,761 shares issued and outstanding, excluding 9,931,958 shares and 10,077,239 shares subject to possible redemption at March 31, 2021 and December 31, 2020, respectively	168	153
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	7,040,179	5,792,155
Accumulated deficit	(2,040,629)	(792,587)
Total stockholders’ equity	5,000,006	5,000,009
Total Liabilities and Stockholders’ Equity	$119,526,437	$119,600,324

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

March 31, 2021
Operating costs	$200,502
Loss from operations	(200,502)

Other income/(expense):
Interest Income	2,935
Transaction costs	(8,211)
Change in fair value of warrant liabilities	(1,042,264)
Total other expense	(1,047,540)

Net loss	$(1,248,042)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	10,104,000
Basic and diluted net income per share	0.00
Basic and diluted weighted average shares outstanding, common stock	2,875,000
Basic and diluted net loss per share	$(0.43)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance- January 1, 2021	1,526,761	153	2,875,000	288	5,792,155	(792,587)	5,000,009
Offering costs					(241,091)		(241,091)
Change in value of Class A common stock subject to possible redemption	145,281	15	-	-	1,489,115	-	1,489,130
Net Loss	-	-	-	-	-	(1,248,042)	(1,248,042)
Balance as of March 31, 2021	1,672,042	168	2,875,000	288	7,040,179	(2,040,629)	5,000,006

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

March 31, 2021
Cash flows from operating activities:
Net loss	$(1,248,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(2,906)
Change in fair value of warrant liabilities	1,042,264
Transaction costs	8,211
Changes in working capital:
Prepaid expenses	40,603
Accounts payable and accrued expenses	123,680
Net cash used in operating activities	(36,190)

Net change in cash	(36,190)
Cash, beginning of the period	1,457,839
Cash, end of period	$1,421,649
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial classification of Class A common stock subject to possible redemption	$103,291,697
Change in value of common stock subject to possible redemption	$(1,489,130)
Accrued deferred offering costs	$249,302

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS MARCH 31, 2021

(Unaudited)

Note 1 – Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). As of March 31, 2021, the Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through March 31, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $1,421,649.

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

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K/A for the period ended December 31, 2020 as filed with the SEC June 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable securities held in Trust Account

At March 31, 2021, the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Warrant Liabilities

The Company evaluated its Warrants, (which are discussed in Note 4 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain transfers, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, at March 31, 2021, additional offering costs totaling $249,302 were recognized with $8,211 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other expense and $241,091 included in the statements of changes in stockholders equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from July 27, 2020 (inception) to March 31, 2021.

Net Loss Per Common Share

Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding for the period. The calculation of diluted loss per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 15,106,550 shares of Class A common stock in the aggregate.

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

For the Quarter ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,512
Less: interest available to be withdrawn for payment of taxes	(2,512)
Net income allocable to Class A common stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	10,104,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Earnings allocable to non-redeemable Class B Common Stock
Net Loss	$(1,248,042)
Redeemable Net Earnings	$-
Non-Redeemable Net Loss	$(1,248,042)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	2,875,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.43)

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

Replacement of Securities upon Reorganization, etc. In case of any reclassification or reorganization of the outstanding shares of common stock, or in the case of any merger or consolidation of the Company with or into another entity or conversion of the Company as another entity (subject to certain provisions) the holders of the Warrants shall thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the Warrants and in lieu of the shares of common stock of the Company immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares of stock or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the Warrants would have received if such holder had exercised his, her or its Warrant(s) immediately prior to such event (the “Alternative Issuance”); provided, however, that (i) if the holders of the common stock were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets constituting the Alternative Issuance for which each Warrant shall become exercisable shall be deemed to be the weighted average of the kind and amount received per share by the holders of the common stock in such consolidation or merger that affirmatively make such election, and (ii) if a tender, exchange or redemption offer shall have been made to and accepted by the holders of the common stock (other than a tender, exchange or redemption offer made by the Company in connection with redemption rights held by stockholders of the Company as provided for in the Charter or as a result of the redemption of shares of common stock by the Company if a proposed initial Business Combination is presented to the stockholders of the Company for approval) under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act (or any successor rule)) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act (or any successor rule)) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act (or any successor rule)) more than 50% of the outstanding shares of common stock, the holder of a Warrant shall be entitled to receive as the Alternative Issuance, the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such Warrant holder had exercised the Warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the common stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustments (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in Section 4 of the Warrant Agreement filed as Exhibit 4.4 to Amendment No.3 of the Company’s Form S-1; provided further that if less than 70% of the consideration receivable by the holders of the common stock in the applicable event is payable in the form of common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the person in whose name such Warrant is registered in the books properly exercises the Warrant within thirty (30) days following the public disclosure of the consummation of such applicable event by the Company pursuant to a Current Report on Form 8-K filed with the Commission, the price per share at which shares of common stock may be purchased at the time a Warrant is exercised (“Warrant Price”) shall be reduced by an amount (in dollars) equal to the difference (but in no event less than zero) of (i) the Warrant Price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock , and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten (10) trading day period ending on the trading day prior to the effective date of the applicable event. The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the applicable event based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets (“Bloomberg”).

Note 5 – Private Placement

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. At March 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $1,667 of administrative service fees as of March 31, 2021.

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

Note 8 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At March 31, 2021 and December 31, 2020, there were 1,672,042 and 1,526,761 shares of Class A common stock issued or outstanding, excluding 9,931,958 and 10,077,239 shares, respectively, subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at March 31, 2021 and December 31, 2020.

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

Note 9 – Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2021 due to the short maturities of such instruments.

The following table presents fair value information as of March 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At March 31, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	March 31, 2021
		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,852,651	$117,852,651	$-	$-

Liabilities:
Private Placement Warrants	$3,673,348	$-	$-	$3,673,348
Public Warrants	$4,571,250	$4,571,250	$-	-

(1) The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Measurement

On March 31, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

Input	December 31, 2020	March 31, 2021
Stock price	$10.00	$9.94
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	0.36%	0.92%
Dividend yield	0.0%	0.0%
Volatility	13.0%	13.0%

On March 31, 2021 the Company’s Public Warrants were separately trading in the open market and valuation of the Company’s Public Warrant liability was determined based upon the market price at March 31, 2021. At December 31, 2020, the Company used a Monte Carlo simulation model to value the Public Warrants.

The key inputs into the Monte Carlo simulation for the Public Warrants were as follows:

Input	December 31, 2020
Stock price	$10.00
Exercise price	$11.50
Risk free rate	0.36%
Trading days per year	252
Annual volatility	13.0%

The Company’s use of models required the use of subjective assumptions:

•	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the IPO date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
•	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$7,202,334
Public Warrants reclassified to level 1(1)	(4,571,250)
Change in fair value	1,042,264
Fair Value at March 31, 2021	$3,673,348

(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Kingswood Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Kingswood Global Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on June 2, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on July 27, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of our Public Offering (the “Public Offering”) that closed on November 24, 2020 (the “Closing Date”) and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

Results of Operations

For the three months ended March 31, 2021, we incurred a loss from operations of $200,502, including directors’ fee of $26,250, insurance expenses of $36,986 and other general operation expenses totaled $137,266. In addition to the loss from operations, the Company incurred other net expenses of 1,047,540 consisting of interest income of $2,906 and $29 from the Trust Account, $1,042,264 loss from an increase in the fair value of the Company’s Warrant liability, and $8,211 in Company offering costs. Through March 31, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of March 31, 2021 and December 31, 2020, $117,852,651 and $117,849,745 was held in the Trust Account, respectively. We had cash outside of trust of $1,421,649 and $452,599 in accounts payable and accrued expenses as of March 31, 2021.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through March 31, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from July 27, 2020 (date of inception) through December 31, 2020, the Company accrued $1,667 under this agreement. For the three months ended March 31, 2021, the Company accrued $1,667 under this agreement.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside our Trust Account of $1,421,649, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of March 31, 2021, we had marketable securities held in the Trust Account of $ 117,852,651 (including approximately $4,101 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For three months ended March 31, 2021, cash used in operating activities was $36,190. Net loss of $1,248,042 was primarily driven by a change in the fair value of the Warrants of 1,042,264 and an increase in accounts payable and accrued expenses of $372,982.

We intend to use substantially all of the funds held in the Trust Account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to Imperial Capital, upon consummation of our initial Business Combination for assisting us in connection with our initial Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.00 per Private Warrant. As of March 31, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with ASC 815-40 under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

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

Net Loss per Common Share

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

After considering the SEC Staff Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10-Q. As a result of such misstatements, we filed a Form 10-K/A with the SEC on June 2, 2021 to amend and restate our financial statements as of and for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described above had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements” in the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on June 2, 2021.

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

Use of Proceeds

On November 24, 2020, we completed the sale of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000.

Simultaneous with the closing of the Public Offering, we completed the sale of 6,050,000 Private Warrants, at a price of $1.00 per Private Warrant, generating gross proceeds of $6,050,000, and completed the issuance to Oppenheimer & Co. Inc. 104,000 Underwriter Units in lieu of 0.9% of the gross proceeds of the Public Offering.

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

Following our Initial Public Offering and the sale of the Private Warrants, a total of $117,848,550 ($10.25 per Unit) was placed in the Trust Account. We incurred $7,104,274 in Initial Public Offering related costs, including $2,300,000 of underwriting fees ($1,260,000 in cash and $1,040,000 in the form of 104,000 Units at $10.00), $4,025,000 of deferred underwriting discount and $779,274 of other costs.

As of March 31, 2021, we had marketable securities held in the Trust Account of $117,852,651 (including approximately $4,101 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

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

KINGSWOOD ACQUISITION CORP.

Date: June 17, 2021	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)