Form 10-Q
period 2021-06-30
Kingswood Acquisition Corp.
filed 2021-08-13
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Or
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

As of June 30, 2021, there were 11,604,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

June 30, 2021

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$1,191,956	$1,457,839
Prepaid expense	153,890	292,740
Total current assets	1,345,846	1,750,579
Prepaid expense, non-current	58,356	—
Investment held in Trust Account	117,855,589	117,849,745
Total Assets	$119,259,791	$119,600,324

Liabilities and Stockholders’ Equity
Accounts payable	$440,328	$79,617
Due to related party	1,667	1,667
Total current liabilities	441,995	81,284
Deferred Underwriters’ Discount	4,025,000	4,025,000
Warrant liability	10,760,376	7,202,334
Total liabilities	15,227,371	11,308,618

Commitments
Class A Common Stock subject to possible redemption, 9,661,699 shares and 10,077,239 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	99,032,412	103,291,697

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,942,301 shares and 1,526,761 shares issued and outstanding, excluding 9,661,699 shares and 10,077,239 shares subject to possible redemption at June 30, 2021 and December 31, 2020, respectively	195	153
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	9,810,307	5,792,155
Accumulated deficit	(4,810,782)	(792,587)
Total stockholders’ equity	5,000,008	5,000,009
Total Liabilities and Stockholders’ Equity	$119,259,791	$119,600,324

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30,2021

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Operating costs	$257,346	$457,848
Loss from operations	(257,346)	(457,848)

Other income/(expense):
Interest Income	2,971	5,906
Transaction costs	—	(8,211)
Change in fair value of warrant liabilities	(2,515,778)	(3,558,042)
Total other expense	(2,512,807)	(3,560,347)

Net loss	$(2,770,153)	$(4,018,195)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	9,931,958	10,202,217
Basic and diluted net income per share	$—	$—
Basic and diluted weighted average shares outstanding, common stock	4,817,301	4,276,783
Basic and diluted net loss per share	$(0.58)	$(0.94)

The accompanying notes are an integral part of the condensed unaudited financial statements.

4

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance- January 1, 2021	1,526,761	153	2,875,000	288	5,792,155	(792,587)	5,000,009
Offering costs	—	—	—	—	(241,091)	—	(241,091)
Change in value of Class A common stock subject to possible redemption	415,540	42	—	—	4,259,243	—	4,259,285
Net Loss	—	—	—	—	—	(4,018,195)	(4,018,195)
Balance as of June 30, 2021	1,942,301	195	2,875,000	288	9,810,307	(4,810,782)	5,000,008

Balance as of March 31, 2021	1,672,042	168	2,875,000	288	7,040,179	(2,040,629)	5,000,006
Change in value of Class A common stock subject to possible redemption	270,259	27	—	—	2,770,128	—	2,770,155
Net Loss	—	—	—	—	—	(2,770,153)	(2,770,153)
Balance as of June 30, 2021	1,942,301	195	2,875,000	288	9,810,307	(4,810,782)	5,000,008

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

For the six months ended
June 30, 2021
Cash flows from operating activities:
Net loss	$(4,018,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(5,844)
Change in fair value of warrant liabilities	3,558,042
Transaction costs	8,211
Changes in working capital:	—
Prepaid expenses	80,494
Accounts payable and accrued expenses	111,409
Net cash used in operating activities	(265,883)

Net change in cash	(265,883)
Cash, beginning of the period	1,457,839
Cash, end of period	$1,191,956
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial classification of Class A common stock subject to possible redemption	$103,291,697
Change in value of common stock subject to possible redemption	$(4,259,285)
Accrued deferred offering costs	$249,302

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). As of June 30, 2021, the Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through June 30, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $1,191,956.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K/A for the period ended December 31, 2020 as filed with the SEC June 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable securities held in Trust Account

At June 30, 2021, the assets held in the Trust Account were held in a money market fund classified as cash equivalents within trust assets on the condensed balance sheet. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Warrant Liabilities

The Company evaluated its Warrants, (which are discussed in Note 3, Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain transfers, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

See Note 8 for additional information on assets and liabilities measured at fair value.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, at June 30, 2021, additional offering costs totaling $249,302 were recognized with $8,211 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other expense and $241,091 included in the statements of changes in stockholders equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from July 27, 2020 (inception) to June 30, 2021.

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

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,523	$5,035
Less: interest available to be withdrawn for payment of taxes	$(2,523)	$(5,035)
Net income allocable to Class A common stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	9,931,958	10,202,217
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Earnings allocable to non-redeemable Class B Common Stock
Net Loss	$(2,770,153)	$(4,018,195)
Redeemable Net Earnings	$—	$—
Non-Redeemable Net Loss	$(2,770,153)	$(4,018,195)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	4,817,301	4,276,783
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.58)	$(0.94)

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

The Company may call the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Note 4 — Private Placement

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. At June 30, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $1,667 of administrative service fees as of June 30, 2021. At June 30, 2021 the $1,667 on the balance sheet for due to related party is for the administrative service fee.

Note 6 — Commitments

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At June 30, 2021 and December 31, 2020, there were 1,942,301 and 1,526,761 shares of Class A common stock issued or outstanding, excluding 9,661,699 and 10,077,239 shares, respectively, subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at June 30, 2021 and December 31, 2020.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2021 due to the short maturities of such instruments.

The following table presents fair value information as of June 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At March 31, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	June 30, 2021
		(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,855,589	$117,855,589	$—	$—

Liabilities:
Private Placement Warrants	$4,722,876	$—	$—	$4,722,876
Public Warrants	$6,037,500	$6,037,500	$—	—

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

Measurement

On June 30, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	December 31,	June 30,
Input	2020	2021
Stock price	$10.00	$10.03
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	0.36%	0.87%
Dividend yield	0.0%	0.0%
Volatility	13.0%	15.0%

On June 30, 2021 the Company’s Public Warrants were separately trading in the open market and valuation of the Company’s Public Warrant liability was determined based upon the market price at June 30, 2021. At December 31, 2020, the Company used a Monte Carlo simulation model to value the Public Warrants.

The key inputs into the Monte Carlo simulation for the Public Warrants were as follows:

December 31,
Input	2020
Stock price	$10.00
Exercise price	$11.50
Risk free rate	0.36%
Trading days per year	252
Annual volatility	13.0%

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the IPO date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$7,202,334
Public Warrants reclassified to level 1(1)	(4,571,250)
Change in fair value	2,091,792
Fair Value at June 30, 2021	$4,722,876
(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 9 — Subsequent Events

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

Results of Operations

For the three months ended June 30, 2021, we incurred a loss from operations of $257,346, including directors’ fee of $52,500, insurance expenses of $37,398 and other general operation expenses totaled $167,448. In addition to the loss from operations, the Company incurred other net expenses of $2,512,807 consisting of interest income of $2,938 and $33 from the Trust Account, $2,515,778 loss from an increase in the fair value of the Company’s Warrant liability. Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2021 and December 31, 2020, $117,855,589 and $117,849,745 was held in the Trust Account, respectively. We had cash outside of trust of $1,191,956 and $440,328 in accounts payable and accrued expenses as of June 30, 2021.

For the six months ended June 30, 2021, we incurred a loss from operations of $457,848, including directors’ fee of $78,750, insurance expenses of $74,384 and other general operation expenses totaled $304,714. In addition to the loss from operations, the Company incurred other net expenses of $3,560,347 consisting of interest income of $5,844 and $62 from the Trust Account, $3,558,042 loss from an increase in the fair value of the Company’s Warrant liability, and $8,211 in Company offering costs. Through June 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust Account. As of June 30, 2021 and December 31, 2020, $117,855,589 and $117,849,745 was held in the Trust Account, respectively. We had cash outside of trust of $1,191,956 and $440,328 in accounts payable and accrued expenses as of June 30, 2021.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through June 30, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from July 27, 2020 (date of inception) through December 31, 2020, the Company accrued $1,667 under this agreement. For the six months ended June 30, 2021, the Company accrued $1,667 under this agreement.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside our Trust Account of $1,191,956, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of June 30, 2021, we had marketable securities held in the Trust Account of $117,855,589 (including approximately $5,844 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the six months ended June 30, 2021, cash used in operating activities was $265,883. Net loss of $4,018,195 was primarily driven by a change in the fair value of the Warrants of $3,558,042 and an increase in accounts payable and accrued expenses of $111,409.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.00 per Private Warrant. As of June 30, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management re-evaluated the terms of the Public Warrants, Private Placement Warrants, and warrants underlying the underwriter units (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. As a result of this re-evaluation, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants.

After considering the SEC Staff Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10-Q. As a result of such misstatements, we filed a Form 10-K/A with the SEC on June 2, 2021 to amend and restate our financial statements as of and for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $117,855,589 (including approximately $5,844 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

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

KINGSWOOD ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)