Form 10-Q
period 2021-09-30
Kingswood Acquisition Corp.
filed 2021-11-12
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Or
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

As of September 30, 2021, there were 11,604,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Revised)	3

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 27, 2020 (Inception) Through September 30, 2020	4

	Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 27, 2020 (Inception) Through September 30, 2020	5

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from July 27, 2020 (Inception) Through September 30, 2020	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

	Signatures	27

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

September 30, 2021

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
Assets
Cash and cash equivalents	$1,079,541	$1,457,839
Prepaid expense	151,370	292,740
Total current assets	1,230,911	1,750,579
Prepaid expense, non-current	20,548	—
Investment held in Trust Account	117,858,560	117,849,745
Total Assets	$119,110,019	$119,600,324

Liabilities and Stockholders’ Deficit
Accounts payable	$670,113	$79,617
Due to related party	1,667	1,667
Total current liabilities	671,780	81,284
Deferred Underwriters’ Discount	4,025,000	4,025,000
Warrant liability	7,354,180	7,202,334
Total liabilities	12,050,960	11,308,618

Commitments
Class A Common Stock subject to possible redemption, 11,500,000 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	117,858,560	117,849,745

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(10,799,799)	(9,558,337)
Total stockholders’ deficit	(10,799,501)	(9,558,039)
Total Liabilities and Stockholders’ Deficit	$119,110,019	$119,600,324

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30,2021

(UNAUDITED)

			For the
	For the Three	For the Nine	period from July 27,
	Months Ended	Months Ended	2020 (inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Operating costs	$382,547	$840,395	$43,147
Loss from operations	(382,547)	(840,395)	(43,147)

Other income/(expense):
Interest Income	2,990	8,896	—
Transaction costs	—	(8,211)	—
Change in fair value of warrant liabilities	3,406,196	(151,846)	—
Total other income (expense)	3,409,186	(151,161)	—

Net income (loss)	$3,026,639	$(991,556)	$(43,147)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	11,604,000	11,604,000	—
Basic and diluted net income per share	$0.21	$(0.07)	$—
Basic and diluted weighted average shares outstanding, common stock	2,875,000	2,875,000	2,500,000
Basic and diluted net loss per share	$0.21	$(0.07)	$(0.02)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Common Stock		Additional	Accumulated	Stockholder's
	Shares (1)	Amount	Paid-in Capital	Deficit	Equity
Balance as of July 27, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net Loss	—	—	—	(43,147)	(43,147)
Balance as of September 30, 2020 (Unaudited)	2,875,000	288	24,712	(43,147)	(18,147)

(1)	Includes up to 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 24, 2020, the underwriters fully exercised the over-allotment option.

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2021 (Revised)	104,000	10	2,875,000	288	—	(9,558,337)	(9,558,039)
Offering costs	—	—	—	—	—	(241,091)	(241,091)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(8,815)	(8,815)
Net Loss	—	—	—	—	—	(991,556)	(991,556)
Balance as of September 30, 2021	104,000	10	2,875,000	288	—	(10,799,799)	(10,799,501)

Balance as of June 30, 2021(Revised)	104,000	10	2,875,000	288	—	(13,823,467)	(13,823,169)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(2,971)	(2,971)
Net Income	—	—	—	—	—	3,026,639	3,026,639
Balance as of September 30, 2021	104,000	10	2,875,000	288	—	(10,799,799)	(10,799,501)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

		For the period
		from July 27, 2020
	For the nine months ended	(inception) through
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(991,556)	$(43,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(8,815)	—
Change in fair value of warrant liabilities	151,846	—
Transaction costs	8,211	—
Changes in working capital:
Prepaid expenses	120,822	—
Accounts payable and accrued expenses	341,194	1,801
Net cash used in operating activities	(378,298)	(41,346)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from pre-payment of private placements	—	367,722
Payments of offering costs	—	(26,375)
Net cash used in financing activities	—	366,347

Net change in cash	(378,298)	325,001
Cash, beginning of the period	1,457,839	—
Cash, end of period	$1,079,541	$325,001
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Offering in accrued offering	$249,302	$87,250

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). As of September 30, 2021, the Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through September 30, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

Public Offering

The Company completed the sale of 10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit on November 24, 2020. Simultaneous with the closing of the Public Offering, the Company completed the sale of 6,050,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant, which is discussed in Note 5.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $1,079,541 and working capital of approximately $811,156.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, in addition to the access of the Working Capital Loans, the Company may need to obtain other financing either to complete a Business Combination or because the Company becomes obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because it does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations.

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

Note 2 — Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as "shares not subject to redemption."

In light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-99 to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to any previously presented financial statements.  Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be revised to report all public shares as temporary equity.  As such the Company is revising those periods in this Quarterly Report.

Impact of the Revision

The impact to the financial statements as of June 30, 2021, March 31, 2021 and December 31, 2020 is presented below:

	As Previously	Revision
	Reported	Adjustment	As Revised
Condensed Statement of Changes in Stockholders’ Equity at June 30, 2021
Stockholders’ equity
Class A common stock - $0.0001 par value	$195	$(185)	$10
Class B common stock - $0.0001 par value	288	—	288
Additional paid-in capital	9,810,307	(9,810,307)	—
Accumulated deficit	(4,810,782)	(9,012,685)	(13,823,467)
Total stockholders’ equity (deficit)	$5,000,008	$(18,823,177)	$(13,823,169)

Condensed Statement of Changes in Stockholders’ Equity at March 31, 2021
Stockholders’ equity
Class A common stock - $0.0001 par value	$168	$(158)	$10
Class B common stock - $0.0001 par value	288	—	288
Additional paid-in capital	7,040,179	(7,049,179)	—
Accumulated deficit	(2,040,629)	(9,009,747)	(11,050,376)
Total stockholders’ equity (deficit)	$5,000,006	$(16,050,084)	$(11,050,078)

Balance Sheet as of December 31, 2020
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.25	$103,291,697	$14,558,048	$117,849,745
Stockholders’ equity
Class A common stock - $0.0001 par value	153	(143)	10
Class B common stock - $0.0001 par value	288	—	288
Additional paid-in capital	5,792,155	(5,792,155)	—
Accumulated deficit	(792,587)	(8,765,750)	(9,558,337)
Total stockholders’ equity (deficit)	$5,000,009	$(14,558,048)	$(9,558,039)
Shares subject to possible redemption	10,077,239	1,422,761	11,500,000

Condensed Statement Of Operations for the Period from July 27, 2020 (inception) through December 31, 2020
Basic and diluted net loss per share for the period from July 27, 2020 (inception) through December 31, 2020	$(0.28)	$—	$(0.28)

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K/A for the period ended December 31, 2020 as filed with the SEC June 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Marketable securities held in Trust Account

At September 30, 2021, the assets held in the Trust Account were held in a money market fund classified as cash equivalents within trust assets on the condensed balance sheet. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Warrant Liabilities

The Company evaluated its Warrants, (which are discussed in Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain transfers, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

The Company has 11,500,000 Class A common stock outstanding that contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, at September 30, 2021, additional offering costs totaling $249,302 were recognized with $8,211 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other expense and $241,091 included in the statements of changes in stockholders equity.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from July 27, 2020 (inception) to September 30, 2021.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021 and September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The Company’s condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

			For the period
			from July 27, 2020
	For the Three Months Ended	For the Nine Months Ended	(inception) through
	September 30, 2021	September 30, 2021	September 30, 2020
Net Income (loss)	$3,026,639	$(991,556)	$(43,147)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	11,604,000	$11,604,000	$—
Net income (loss) available to Class A common stock	$2,421,311	$(793,245)	$—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.21	(0.07)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	2,875,000	2,875,000	2,500,000
Net income (loss) available to Class B common stock	$605,328	$(198,311)	$(43,147)
Basic and diluted net income (loss) per share, Class B common stock	$0.21	$(0.07)	$(0.02)

Recent Accounting Pronouncements

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that the ASU has on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. At September 30, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $1,667 of administrative service fees as of September 30, 2021. At September 30, 2021 the $1,667 on the balance sheet for due to related party is for the administrative service fee.

Note 7 — Commitments

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

Note 8 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At September 30, 2021 and December 31, 2020, there were 11,500,000 shares of Class A common stock issued or outstanding subject to possible redemption and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at September 30, 2021 and December 31, 2020.

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

Note 9 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

The following table presents fair value information as of September 30, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At March 31, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2021:

December 31, 2020	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,849,745	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$3,148,584
Public Warrants	$—	$—	4,053,750

September 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,858,560	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$3,214,180
Public Warrants	$4,140,000	$—	—

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

Measurement

On September 30, 2021 and December 31, 2020, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	December 31,	September 30,
Input	2020	2021
Stock price	$10.00	$10.09
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	0.36%	0.98%
Dividend yield	0%	0%
Volatility	13%	11%

On September 30, 2021 the Company’s Public Warrants were separately trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the market price at September 30, 2021. At December 31, 2020, the Company used a Monte Carlo simulation model to value the Public Warrants.

The key inputs into the Monte Carlo simulation for the Public Warrants were as follows:

December 31,
Input	2020
Stock price	$10.00
Exercise price	$11.50
Risk free rate	0.36%
Trading days per year	252
Annual volatility	13.0%

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected term was determined to be one year, as the Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the IPO date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Fair value at December 31, 2020	$7,202,334
Public Warrants reclassified to level 1 (1)	(4,571,250)
Change in fair value	1,508,916
Fair Value at September 30, 2021	$4,140,000
(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. In connection with the initial Business Combination, the company engaged Oppenheimer & Co. Inc. and SPAC Advisory Partners LLC to act as its financial advisors, each will be entitled to customary fees in such capacity, with payment due at, and conditioned upon, the closing of the Business Combination. Other than the foregoing, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on September 2, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three months ended September 30, 2021, we had net income of $3,026,639, including legal and professional fees of $283,440, directors’ fee of $26,250, insurance expenses of $37,809 and other general operation expenses totalling $35,048. In addition to the net income, the Company incurred other income of $3,409,186 consisting of interest income of $2,990 from the Trust and operating bank accounts and a $3,406,196 gain from a decrease in the fair value of the Company’s Warrant liability. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts.

For the nine months ended September 30, 2021, we incurred a loss from operations of $991,556, including legal and professional fees of $477,506, directors’ fee of $105,000, insurance expenses of $112,192 and other general operation expenses totalling $145,697. In addition to the loss from operations, we incurred other net expenses of $151,161 consisting of interest income of $8,896 from the Trust and operating bank accounts, $151,846 loss from an increase in the fair value of the Company’s Warrant liability, and $8,211 in Company offering costs. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts.

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through September 30, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from July 27, 2020 (date of inception) through December 31, 2020, the Company accrued $1,667 under this agreement. For the nine months ended September 30, 2021, the Company accrued $1,667 under this agreement.

Liquidity and Capital Resources

As of September 30, 2021, we had cash outside our Trust Account of $1,079,541, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of September 30, 2021, we had marketable securities held in the Trust Account of $117,858,560 consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $378,298. Net loss of $991,556 was primarily driven by a change in the fair value of the Warrants of $151,846 and an increase in accounts payable and accrued expenses of $341,194.

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

Further, our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.00 per Private Warrant. As of September 30, 2021, no Working Capital Loans have been issued.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Redeemable Shares of Class A Common Stock

We account for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable common stock is classified as temporary equity. Non-redeemable common stock is classified as permanent equity. Our common stock feature certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheet.

We have 11,500,000 Class A common stock outstanding that contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period.  The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. At September 30, 2021, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Our condensed statement of operations applies the two-class method in calculating net income (loss) per share. Basic and diluted net income (loss) per common share for Class A common stock and Class B common stock is calculated by dividing net income (loss) attributable to the Company by the weighted average number of shares of Class A common stock and Class B common stock outstanding, allocated proportionally to each class of common stock.

Recent accounting standards

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO and the sale of the Private Placement Units are held in the Trust Account and will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

After considering the SEC Staff Statement, we concluded that there were misstatements in our financial statements that were filed prior to this Form 10-Q. As a result of such misstatements, we filed a Form 10-K/A with the SEC on September 2, 2021 to amend and restate our financial statements as of and for the period ended December 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $117,858,560 (including approximately $81 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

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

KINGSWOOD ACQUISITION CORP.

Date: November 10, 2021	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)