Form 10-K/A
period 2020-12-31
Kingswood Acquisition Corp.
filed 2022-02-17
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Kingswood Acquisition Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K and Amendment No. 1 on Form 10-K/A as of December 31, 2020 and for the period from July 27, 2020 (date of inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2021 (the “Original 10-K”).

Background of Restatement

The Company has re-evaluated the Company’s application of Accounting Standards Code (the “ASC”) 480-10-S99-3A to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on November 24, 2020 in light of further guidance from the SEC. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has, after taking appropriate professional advice, determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate net income (loss) evenly to redeemable and non-redeemable common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of December 31, 2020 (the “Post IPO Balance Sheet”) included in the Amendment No. 1 to annual report on Form 10-K/A, as of December 31, 2020 and for the period from July 27, 2020 (inception) through December 31, 2020 should be restated in this Amendment No. 2 to annual report on Form 10-K/A. The financial statements as of March 31, 2021 and June 30, 2021 and for the three months ended March 31, 2021 and three and six months ended June 30, 2021 and the Statement of Operations for the three and nine months ended September 30, 2021 will be restated in Note 2 of the September 30, 2021 Amendment No. 1 to quarterly report on Form 10-Q/A. These restatements result in a change in the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements and supplemental disclosure of cash flow information on the Statement of Cash Flows was restated.

The Company’s management and Audit Committee had discussed the matters disclosed above with Marcum LLP, the Company’s independent registered public accounting firm.

Effects of Restatement

We are filing this Amendment No. 2 to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 to annual report on Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Internal Control Considerations

In connection with the restatement, management together with the Audit Committee has re-evaluated the effectiveness of Company’s disclosure and controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-K, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including increased communications among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weakness identified, see Part II, Item 9A, “Controls and Procedures” of this Amendment No. 2 to annual report on Form 10-K/A.

Items Amended

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 2 to annual report on Form 10-K/A, and the financial statements and related financial information contained in the Amendment No. 1 to the annual report on Form 10-K/A should no longer be relied upon. On February 17, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Amendment No.1 to the annual report on Form 10-K/A.

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

Upon the closing of the Public Offering and the Private Placement, $117,848,550 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). Except for the withdrawal of interest to pay taxes, if any, and to fund our working capital requirements (subject to an annual limit of  $100,000), our Charter provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the shares of Class A common stock sold as part of the units sold in our Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the public shares if we are unable to complete an initial business combination within 18 months from the closing of the Public Offering. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

After the payment of underwriting discounts and commissions (excluding the deferred portion of $4,025,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $529,972 in expenses relating to the Public Offering, approximately $801,833 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2020, there was $117,849,745 in investments and cash held in the Trust Account and $1,457,839 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2020, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

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

ITEM 1A. RISK FACTORS. (RESTATED)

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 Shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Public Offering, there were 88,500,000 and 7,125,000 authorized but unissued shares of Class A common stock and shares of Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the shares of Class B common stock. The shares of Class B Common Stock are automatically convertible into shares of Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation, including in certain circumstances in which we issue shares of Class A common stock or equity-linked securities related to our initial business combination. Immediately after our Public Offering, there will be no shares of preferred stock issued and outstanding.

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

As described elsewhere in this Amendment No. 2 to Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2020. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 9A.

Controls and Procedures included in this Amendment No. 2 to Form 10-K. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements. Previously following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification of the warrants.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (RESTATED)

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

Overview

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, we concluded our warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Consolidated Statement of Operations in the period of change.

After consultation with our independent registered public accounting firm, management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from July 27, 2020 (date of inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein (see Note 2).

In our previously issued financial statements, a portion of the Class A common stock issued in the IPO (“Public Shares”) was classified as permanent equity to maintain stockholders’ equity of at least $5,000,001 on the basis that we can only consummate our initial business combination if we have net tangible assets of at least $5,000,001.

In connection with the preparation of the financial statements we re-evaluated ASC 480-10-S99, and concluded that we would change our accounting and reflect the full amount of all redeemable Public Shares in temporary equity. As a result of the change in presentation for the Class A common stock subject to possible redemption, we also restated our earnings per common stock calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation shows both classes of common stocks share pro rata in the income and losses of the Company.

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

Offering Costs

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5 A, “Expenses of Offering.” We incurred offering costs in connection with the Public Offering of approximately $6,854,972, consisting principally of underwriter discounts of $2,300,000 and $4,025,000 of deferred underwriters’ discount and approximately $529,972 of professional, printing, filing, regulatory and other costs were charged to temporary equity upon completion of the Public Offering. Approximately $4,025,000 of such offering expenses were accrued but unpaid at December 31, 2020.

Redeemable Shares of Class A Common Stock, restated

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our redeemable Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of redeemable Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share, restated

The Company has two classes of shares, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period from July 27, 2020 (inception) through December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 27, 2020 (inception) through December 31, 2020, have been restated (Amendment No. 1 – presentation of warrant liability and Amendment No. 2 – presentation of class A common stock subject to possible redemption).

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY
March 18, 2021, except for the effects of the restatement discussed in Notes 2, 3 and 10 – Amendment No. 1 as to which date is June 2, 2021 and Note 2, 3, 5 and 8 – Amendment No. 2 as to which the date is February 17, 2022.

KINGSWOOD ACQUISITION CORP.

Balance Sheet

DECEMBER 31, 2020

(As Restated)

Assets
Cash and cash equivalents	$1,457,839
Prepaid expense	292,740
Total current assets	1,750,579
Investment held in Trust Account	117,849,745
Total Assets	$119,600,324

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Accounts payable	$79,617
Due to related party	1,667
Total current liabilities	81,284
Deferred Underwriters’ Discount	4,025,000
Warrant liabilities	7,202,334
Total liabilities	11,308,618

Commitments
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value	117,849,745

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 11,500,000 stocks subject to possible redemption	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at December 31, 2020	288
Additional paid-in capital	-
Accumulated deficit	(9,558,337)
Total Stockholder’s Deficit	(9,558,039)
Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$119,600,324

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENT OF OPERATIONS

(As Restated)

For the period from July 27, 2020 (Inception) to December 31, 2020
Formation and operating costs	$198,780
Loss from operations	(198,780)
Other income (expense)
Interest Income	1,242
Transaction costs	(225,763)
Change in fair value of warrant liabilities	(369,286)
Total other expense, net	(593,807)
Net loss	$(792,587)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	3,285,714
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.13)
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,904,714
Basic and diluted net loss per share, Class A and Class B common stock not subject to redemption	$(0.13)

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKOLDERS’ DEFICIT

(As Restated)

	Class A Common Stock			Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount		Shares	Amount	Capital	Deficit	Deficit
Balance as of July 27, 2020 (Inception)	-	$		-	$-	$-	$-	$-
Issuance of Class B Common Stock to founders	-		-	2,875,000	288	24,712	-	25,000
Excess of cash received over Fair Value of Private Placement Warrants	-		-	-	-	3,529,752	-	3,529,752
Issuance of 104,000 units to underwriters	104,000		10	-	-	1,039,990	-	1,040,000
Net loss	-		-	-	-	-	(792,587)	(792,587)
Accretion of Class A common stock subject to possible redemption	-		-	-	-	(4,594,454)	(8,765,750)	(13,360,204)
Balance as of December 31, 2020, as restated	104,000		10	2,875,000	288	-	(9,558,337)	(9,558,039)

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(As Restated)

For the period from July 27, 2020 (Inception) to December 31, 2020
Cash flows from operating activities:
Net loss	$(792,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(1,242)
Change in fair value of warrant liabilities	369,286
Transaction costs	225,763
Changes in working capital:
Prepaid assets	(292,740)
Due to related party	1,667
Accounts payable and accrued expenses	79,617
Net cash used in operating activities	(410,236)

Cash flows from investing activities:
Investments held in Trust	(117,848,503)
Net cash used in investing activities	(117,848,503)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	113,210,028
Proceeds from issuance of Private Placement Warrants	6,481,550
Net cash provided by financing activities	119,716,578

Net change in cash	1,457,839
Cash, beginning of the period	-
Cash, end of period	$1,457,839
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$6,833,048
Deferred underwriting commissions payable charged to additional paid in capital	$4,025,000
Initial value of Class A common stock subject to possible redemption, as restated	$117,848,550
Change in value of Class A common stock subject to possible redemption, as restated	$1,195

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

Note 2 – Restatement of Previously Issued Financial Statements

Amendment #1 – Warrants

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

Amendment #2 – Redeemable Common Stock

In the Company’s previously issued financial statements, a portion of the Class A common stock issued in the IPO (“Public Shares”) was classified as permanent equity to maintain stockholders’ equity of at least $5,000,001 on the basis that the Company can only consummate its initial business combination if the Company has net tangible assets of at least $5,000,001.

In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021 (the “Q3 Form 10-Q”), the Company re-evaluated ASC 480-10-S99, and concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. As a result of the change in presentation for the Class A common stock subject to possible redemption, the Company also has restated its earnings per common stock calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation shows both classes of common stocks share pro rata in the income and losses of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Restated
	(Amendment #1)		As Restated
Balance Sheet as of December 31, 2020	filed on June 2, 2021	Restatement	(Amendment #2)
Common stocks subject to possible redemption	$103,291,697	$14,558,048	$117,849,745
Class A Common stock, $0.0001 par value	153	(143)	10
Class B Common stock, $0.0001 par value	288	—	288
Additional Paid in Capital	5,792,155	(5,792,155)	—
Accumulated Deficit	(792,587)	(8,765,750)	(9,558,337)
Total Stockholders' Equity (Deficit)	$5,000,009	$(14,558,048)	$(9,558,039)
Number of stock subject to redemption	10,077,239	1,422,761	11,500,000

Statement of Operations for the period from July 27, 2020 (inception) through December 31, 2020
Weighted average shares outstanding, Class A common stock basic and diluted	2,734,701	551,013	3,285,714
Weighted average shares outstanding, non-redeemable Class A and Class B common stock basic and diluted	2,875,000	29,714	2,904,714
Basic and diluted EPS – redeemable Class A common stock	$0	$(0.13)	$(0.13)
Basic and diluted EPS – non-redeemable Class A and Class B common stock	$(0.28)	$0.15	$(0.13)

Statement Of Changes In Stockholders’ Equity as of December 31, 2020
Issuance of 11,500,000 public Units and 104,000 private Units on November 24, 2020, net of warrants fair value	112,080,750	(112,080,750)	—
Issuance of 104,000 units to underwriters	—	1,040,000	1,040,000
Offering costs	(6,629,209)	6,629,209	—
Excess of cash received over Fair Value of Private Placement Warrants, net of allocated offering costs	3,607,752	(78,000)	3,529,752
Net loss	(792,587)	—	(792,587)
Maximum number of redeemable shares	(103,291,697)	103,291,697	—
Accretion of Class A common stock subject to possible redemption	—	(13,360,204)	(13,360,204)

Statement Of Cash Flows for the period from July 27, 2020 (inception) through December 31, 2020
Non-Cash investing and financing activities
Initial value of Class A common stock subject to possible redemption	—	117,848,550	117,848,550
Change in value of Class A common stock subject to possible redemption	—	1,195	1,195

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

Offering Costs (Restated)

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the Statement of Operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $6,854,972 (consisting of $2,300,000 of underwriting discount, $4,025,000 of deferred underwriting discount, and $529,972 of other offering costs).

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

Common Stock Subject to Possible Redemption (Restated, see Note 2)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable common stock is classified as temporary equity. Non-redeemable common stock is classified as permanent equity. The Company’s redeemable Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Share (Restated, see Note 2)

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period from July 27, 2020 (inception) through December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the period from July 27, 2020 (inception) through December 31, 2020
	Redeemable Class A	Non- redeemable Class A and Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(420,684)	$(371,903)

Denominator:
Weighted-average shares outstanding	3,285,714	2,904,714

Basic and diluted net loss per share	$(0.13)	$(0.13)

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

Note 5 – Private Placement (Restated)

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

All of the 11,500,000 Class A common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Class A common stock are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2020, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	115,000,000
Less:
Proceeds allocated to Public Warrants	(3,881,250)
Common stock issuance costs	(6,629,209)

Plus:
Accretion of carrying value to redemption value	13,360,204

Contingently redeemable common stock	$117,849,745

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

Class A Common Stock (Restated, see Note 2) — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At December 31, 2020, there were 104,000 shares of Class A common stock issued or outstanding, excluding 11,500,000 shares subject to possible redemption.

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

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 27, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $88,893.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to complex financial instruments. Management believes that the financial statements included in this Amendment No. 2 to the Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Previously, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Thus, the SPAC can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its Public Shares required to keep its stockholders’ equity above $5 million as "shares not subject to redemption." Until recently, the SEC had never expressed any disagreements with the aforementioned accounting classification. However, in light of the Comment Letters, management re-evaluated our accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include redemption rights that is contingent upon the consummation of a business combination, as a business combination is an event outside the sole control of the Company, the Company is required to classify those Public Shares as temporary equity regardless of the charter’s requirement. As such, management concluded that all Public Shares should be reported as temporary equity on the balance sheet.

As a result of these reevaluations, management identified a material weakness in our internal control over financial reporting related to complex financial instruments.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 27, 2020 (date of inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from July 27, 2020 (date of inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for complex financial instruments issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

Compensation Committee

We have a compensation committee comprised of Messrs. Roth and O’Connell, each of whom is independent under the NYSE listing standards and applicable SEC rules. Ms. O’Connell serves as the chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On August 17, 2020, our sponsor purchased an aggregate of 4,312,500 shares of Class B common stock (the “Founder Shares”) for $25,000, or $0.006 per share. On October 22, 2020, our sponsor surrendered 718,750 Founder Shares for no consideration. On November 3, 2020, our sponsor surrendered an additional 718,750 Founder Shares for no consideration. Prior to the initial investment in the company of $25,000 by our sponsor, the Company had no assets, tangible or intangible. The number of Founder Shares outstanding was determined based on the Company’s expectation that the total size of the Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such Founder Shares would represent 20% of the outstanding shares after the Public Offering.

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

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001- 39700), filed with the SEC on November 25, 2020).
3.2	Bylaws (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.2	Specimen Class A common stock Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
4.4	Warrant Agreement between Kingswood Acquisition Corp. and Continental Stock Transfer & Trust Company, dated as of November 19, 2020 (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Current Report on Form 8-K/A (File No. 001-39700), filed with the SEC on November 30, 2020).
4.5(1)	Description of Securities
10.1	Letter Agreement, dated November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and each of the initial stockholders of the Company (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on November 30, 2020, filed with the SEC on November 25, 2020).
10.2	Investment Management Trust Agreement, dated November 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on November 30, 2020, filed with the SEC on November 25, 2020).
10.3	Registration Rights Agreement, dated November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and the other holders party thereto (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Current Report on Form 8-K/A (File No. 001-39700), filed with the SEC on November 30, 2020).
10.4	Private Placement Warrants Purchase Agreement, November 19, 2020, by and among the Company, Kingswood Global Sponsor LLC and the other parties thereto (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Current Report on Form 8-K/A (File No. 001-39700), filed with the SEC on November 30, 2020).
14.1(1)	Form of Code of Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

February 17, 2022

KINGSWOOD ACQUISITION CORP.

By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Gary Wilder	Executive Chairman and Director	February 17, 2022
Gary Wilder

/s/ Michael Nessim	Chief Executive Officer and Director	February 17, 2022
Michael Nessim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Larry Roth	Director	February 17, 2022
Larry Roth

/s/ Howard Garland	Director	February 17, 2022
Howard Garland

/s/ David Hudd	Director	February 17, 2022
David Hudd

/s/ Jonathan Massing	Director	February 17, 2022
Jonathan Massing

/s/ Lisa Roth	Director	February 17, 2022
Lisa Roth

/s/ Caroline O’Connell	Director	February 17, 2022
Caroline O’Connell