Form 10-Q/A
period 2021-09-30
Kingswood Acquisition Corp.
filed 2022-02-17
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q/A

For the Quarter Ended September 30, 2021

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	4

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited and Restated) and for the period from July 27, 2020 (Inception) Through September 30, 2020	5

	Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 (Unaudited) and for the period from July 27, 2020 (Inception) Through September 30, 2020	6

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and for the period from July 27, 2020 (Inception) Through September 30, 2020	7

	Notes to Unaudited Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION		27

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	Signatures	30

EXPLANATORY NOTE

Kingswood Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

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

As a result, the Company’s management, together with the Audit Committee, restated the Company’s financial statements and other financial data as of December 31, 2020, in Amendment No. 2 to annual report on Form 10-K/A with the SEC dated February 17, 2022. Additionally, the Company has restated its financial statements and financial data as of and for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021, and the Statement of Operations for the three and nine months ended September 30, 2021 in this Amendment No. 1 to quarterly report on Form 10-Q/A. These restatements result in a change in the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements and supplemental disclosure of cash flow information on the Statement of Cash Flows was restated.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Amendment No. 1 to quarterly report on Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On February 17, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

The Company’s management and Audit Committee had discussed the matters disclosed above with Marcum LLP, the Company’s independent registered public accounting firm.

Internal Control Considerations

In connection with the restatement, management together with the Audit Committee has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

SEPTEMBER 30, 2021

	September 30, 2021	December 31, 2020
	(Unaudited)	(As Restated)
Assets
Cash and cash equivalents	$1,079,541	$1,457,839
Prepaid expense	151,370	292,740
Total current assets	1,230,911	1,750,579
Prepaid expense, non-current	20,548	—
Investment held in Trust Account	117,858,560	117,849,745
Total Assets	$119,110,019	$119,600,324

Liabilities and Stockholders’ Deficit
Accounts payable	$670,113	$79,617
Due to related party	1,667	1,667
Total current liabilities	671,780	81,284
Deferred Underwriters’ Discount	4,025,000	4,025,000
Warrant liability	7,354,180	7,202,334
Total liabilities	12,050,960	11,308,618

Commitments
Class A Common Stock subject to possible redemption, 11,500,000 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	117,858,560	117,849,745

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(10,799,799)	(9,558,337)
Total stockholders’ deficit	(10,799,501)	(9,558,039)
Total Liabilities and Stockholders’ Deficit	$119,110,019	$119,600,324

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30,2021

(UNAUDITED)

			For the
	For the Three	For the Nine	period from July 27,
	Months Ended	Months Ended	2020 (inception)
	September 30, 2021	September 30, 2021	through September 30, 2020
Operating costs	$382,547	$840,395	$43,147
Loss from operations	(382,547)	(840,395)	(43,147)

Other income/(expense):
Interest Income	2,990	8,896	—
Transaction costs	—	(8,211)	—
Change in fair value of warrant liabilities	3,406,196	(151,846)	—
Total other income (expense)	3,409,186	(151,161)	—

Net income (loss)	$3,026,639	$(991,556)	$(43,147)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	11,500,000	11,500,000	—
Basic and diluted net income (loss) per share	$0.21	$(0.07)	$—
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000	2,500,000
Basic and diluted net income (loss) per share	$0.21	$(0.07)	$(0.02)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class B Common Stock		Additional	Accumulated	Stockholder's
	Shares (1)	Amount	Paid-in Capital	Deficit	Equity
Balance as of July 27, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net Loss	—	—	—	(43,147)	(43,147)
Balance as of September 30, 2020 (Unaudited)	2,875,000	288	24,712	(43,147)	(18,147)

(1)	Includes up to 375,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On November 24, 2020, the underwriters fully exercised the over-allotment option.

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2021	104,000	10	2,875,000	288	—	(9,558,337)	(9,558,039)
Offering costs	—	—	—	—	—	(241,091)	(241,091)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(8,815)	(8,815)
Net Loss	—	—	—	—	—	(991,556)	(991,556)
Balance as of September 30, 2021	104,000	10	2,875,000	288	—	(10,799,799)	(10,799,501)

Balance as of June 30, 2021	104,000	10	2,875,000	288	—	(13,823,467)	(13,823,169)
Accretion of Class A common stock subject to possible redemption	—	—	—	—	—	(2,971)	(2,971)
Net Income	—	—	—	—	—	3,026,639	3,026,639
Balance as of September 30, 2021	104,000	10	2,875,000	288	—	(10,799,799)	(10,799,501)

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash of $1,079,541 and working capital of $811,156.

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

Note 2 — Restatement of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the Company can only complete a merger and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its public shares required to keep its stockholders’ equity above the $5,000,000 threshold as “shares not subject to redemption.”

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements impacted should be restated to report all public shares as temporary equity. As such the Company is restating those periods in this Quarterly Report.

Impact of the Restatement

The impact to the financial statements as of June 30, 2021 and March 31, 2021 is presented below:

	As Previously	Restatement
	Reported	Adjustment	As Restated
Condensed Statement of Operations for the three months ended September 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,604,000	(104,000)	11,500,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	2,875,000	(104,000)	2,979,000
Basic and diluted EPS – redeemable Class A common stock	$0.21	$—	$0.21
Basic and diluted EPS – non-redeemable Class A and Class B common stock	$0.21	$—	$0.21

Condensed Statement of Operations for the nine months ended September 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	11,604,000	(104,000)	11,500,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	2,875,000	(104,000)	2,979,000
Basic and diluted EPS – redeemable Class A common stock	$(0.07)	$—	$(0.07)
Basic and diluted EPS – non-redeemable Class A and Class B common stock	$(0.07)	$—	$(0.07)

Condensed Statement of Changes in Stockholders’ Equity at June 30, 2021
Stockholders’ equity
Class A common stock - $0.0001 par value	$195	$(185)	$10
Additional paid-in capital	9,810,307	(9,810,307)	—
Accumulated deficit	(4,810,782)	(9,012,685)	(13,823,467)
Total stockholders’ equity (deficit)	$5,000,008	$(18,823,177)	$(13,823,169)

Balance Sheet as of June 30, 2021
Common stocks subject to possible redemption	$99,032,412	$18,823,177	$117,855,589
Class A Common stock, $0.0001 par value	$195	$(185)	$10
Class B Common stock, $0.0001 par value	$288	$—	$288
Additional Paid in Capital	$9,810,307	$(9,810,307)	$—
Accumulated Deficit	$(4,810,782)	$(9,012,685)	$(13,823,467)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(18,823,177)	$(13,823,169)
Number of stock subject to redemption	9,661,699	1,838,301	11,500,000

Condensed Statement of Operations for the three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	9,931,958	1,568,042	11,500,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	4,817,301	(1,838,301)	2,979,000
Basic and diluted EPS – redeemable Class A common stock	$—	$(0.19)	$(0.19)
Basic and diluted EPS – non-redeemable Class A and Class B common stock	$(0.58)	$0.39	$(0.19)

Condensed Statement of Operations for the six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	10,202,217	1,297,783	11,500,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	4,276,783	(1,297,783)	2,979,000
Basic and diluted EPS – redeemable Class A common stock	$—	$(0.28)	$(0.28)
Basic and diluted EPS – non-redeemable Class A and Class B common stock	$(0.94)	$0.66	$(0.28)

Unaudited Condensed Statement Of Cash Flows For the six months ended June 30, 2021 Non-Cash investing and financing activities
Initial value – shares subject to redemption	$103,291,697	$14,558,048	$117,849,745
Change in value of shares subject to redemption	$(4,259,285)	$4,265,129	$5,844

Condensed Statement of Changes in Stockholders’ Equity at March 31, 2021
Stockholders’ equity
Class A common stock - $0.0001 par value	$168	$(158)	$10
Additional paid-in capital	7,040,179	(7,040,179)	—
Accumulated deficit	(2,040,629)	(9,009,747)	(11,050,376)
Total stockholders’ equity (deficit)	$5,000,006	$(16,050,084)	$(11,050,078)

Balance Sheet as of March 31, 2021
Common stocks subject to possible redemption	$101,802,567	$16,050,084	$117,852,651
Class A Common stock, $0.0001 par value	$168	$(158)	$10
Class B Common stock, $0.0001 par value	$288	$—	$288
Additional Paid in Capital	$7,040,179	$(7,040,179)	$—
Accumulated Deficit	$(2,040,629)	$(9,009,747)	$(11,050,376)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(16,050,084)	$(11,050,078)
Number of stock subject to redemption	9,931,958	1,568,042	11,500,000

Condensed Statement of Operations for the three months ended March 31, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	10,104,000	1,396,000	11,500,000
Basic and diluted weighted average shares outstanding, common stock not subject to redemption	2,875,000	104,000	2,979,000
Basic and diluted EPS – redeemable Class A common stock	$—	$(0.09)	$(0.09)
Basic and diluted EPS – non-redeemable Class A and Class B common stock	$(0.43)	$0.34	$(0.09)

Unaudited Condensed Statement Of Cash Flows For the three months ended March 31, 2021 Non-Cash investing and financing activities
Initial value – shares subject to redemption	$103,291,697	$14,558,048	$117,849,745

Change in value of shares subject to redemption	$(1,489,130)	$1,492,036	$2,906

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 2 to annual report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC February 17, 2022, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

The Company has 11,500,000 Class A common stock outstanding that contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. This method would view the end of the reporting period as if it were also the redemption date for the security. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, at September 30, 2021, additional offering costs totaling $249,302 were recognized with $8,211 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other expense and $241,091 included in the temporary equity.

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

Net Income (Loss) Per Common Share (Restated)

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period from July 27, 2020 (inception) through September 30, 2020 and for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

					For the period
					from July 27, 2020
	For the Three Months Ended		For the Nine Months Ended		(inception) through
	September 30, 2021		September 30, 2021		September 30, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	Class A	Class A and Class B	Class A	Class A and Class B	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,391,045	$635,594	$(783,329)	$(208,227)	$(43,147)

Denominator:
Weighted-average shares outstanding	11,500,000	2,979,000	11,500,000	2,979,000	2,500,000

Basic and diluted net income (loss) per share	$0.21	$0.21	$(0.07)	$(0.07)	$(0.02)

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

Class A Common Stock (Restated, see Note 2) — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At September 30, 2021 and December 31, 2020, there were 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2021 and December 31, 2020:

December 31, 2020	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,849,745	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$3,148,584
Public Warrants	$—	$—	4,053,750

September 30, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,858,560	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$3,214,180
Public Warrants	$4,140,000	$—	—

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Amendment No. 1 to quarterly report on Form 10-Q/A including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on September 2, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

Overview

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

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our Charter provides that none of the funds held in trust will be released from the Trust Account (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through September 30, 2021, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

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

Redeemable Shares of Class A Common Stock, restated

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our redeemable Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of redeemable Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss per Share, restated

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the period from July 27, 2020 (inception) through September 30, 2020 and for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting related to complex financial instruments described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Previously, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Thus, the SPAC can only complete a merger and continue to exist as a public company if there are sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its Public Shares required to keep its stockholders’ equity above $5 million as “shares not subject to redemption.” Until recently, the SEC had never expressed any disagreements with the aforementioned accounting classification. However, in light of the Comment Letters, management re-evaluated our accounting classification of Public Shares. Upon re-evaluation, management determined that the Public Shares include redemption rights that is contingent upon the consummation of a business combination, as a business combination is an event outside the sole control of the Company, the Company is required to classify those Public Shares as temporary equity regardless of the charter’s requirement. As such, management concluded that all Public Shares should be reported as temporary equity on the balance sheet.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements. Previously following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification of the warrants.

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

KINGSWOOD ACQUISITION CORP.

Date: February 17, 2022	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)