Form 10-K
period 2021-12-31
Kingswood Acquisition Corp.
filed 2022-03-31
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Units, each consisting of one share of Class A common stock and three-fourths of one redeemable warrant	KWAC.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	KWAC	New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	KWAC WS	New York Stock Exchange

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

As of March 31, 2022, the Registrant had 11,604,000 shares of its Class A common stock, $0.0001 par value per share, and 2,875,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Public Offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.
●	The requirement that we complete our initial business combination within 18 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 18 months following the Public Offering, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	We may effect our initial business combination with a company located outside of the United States, which may subject us to a variety of additional risks that adversely affect us.
●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $4,025,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination if consummated) and approximately $529,972 in expenses relating to the Public Offering, approximately $801,833 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was $117,861,531 in investments and cash held in the Trust Account and $838,478 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, no funds had been withdrawn from the Trust Account to pay the Company’s income taxes.

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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our amended and restated certificate of incorporation may be amended with a stockholder vote to extend the time required to consummate an initial business combination.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with the Public Offering. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

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

We have identified a material weakness in our internal control over financial reporting. If we fail to effectively remediate this material weakness, it could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, if we fail to effectively remediate the identified material weakness, or if we discover other material weaknesses or deficiencies in our internal controls over financial reporting, our business and financial condition could be materially and adversely affected and our stock price could decline.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and our business and financial condition could be adversely affected. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline significantly.

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

A prolonged downturn in the economy, and related U.S. government monetary policies, could adversely affect our business activities and results of operations.

Unfavorable economic and market conditions can be caused by many factors. Volatility and uncertainty in global economic and political conditions can significantly affect U.S. economic conditions and financial markets. Negative trends in the global economy and political climate could influence, among other business activities, and our investment patterns. Furthermore, war (such as the current Ukraine - Russia war), governmental sanctions, natural disasters, pandemics, or other widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to operational difficulties that could adversely affect our ability to conduct and manage our business. Any of these factors could adversely affect our business activities and results of operations.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect a business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

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

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our shares of Class A common stock are a “penny stock,” which will require brokers trading in our shares of Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	decreased ability to issue additional securities or obtain additional financing in the future.

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

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in our Public Offering;
●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)Market Information

Our units, Class A common stock and warrants are listed on the NYSE under the symbols “KWAC.U,” “KWAC” and “KWAC WS”, respectively.

(b)Holders

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

(c)Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable.

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

At December 31, 2021, we held cash of $838,478, current liabilities of $759,762 and deferred underwriting compensation of $4,025,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

RESULTS OF OPERATIONS

For the year ended December 31, 2021, we incurred a loss from operations of $1,208,657, including legal and professional fees of $570,523, directors’ fee of $131,250, insurance expenses of $150,000 and other general operation expenses totaling $356,884. In addition to the loss from operations, we incurred other net income of $762,922 consisting of interest income of $11,906 from the Trust and operating bank accounts, $759,227 gain from a decrease in the fair value of the Company’s warrant liability, offset by $8,211 in offering costs. Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from July 27, 2020 (date of inception) through December 31, 2020, we incurred a loss from operations of $198,780, including franchise tax of $77,311. Net loss for the Company of $792,587 included the loss from operations, changes in fair value of warrant liability of $369,286, and transaction costs of $225,763, partially offset by interest income from the Trust Account of $1,242.

At December 31, 2021, $117,861,531 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

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

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from July 27, 2020 (date of inception) through December 31, 2020, the Company accrued $13,667 under this agreement and paid $12,000. For the year ended December 31, 2021 no amounts for these administrative services were charged to the statement of operations or paid.

Liquidity, Capital Resources and Going Concern

As of December 31, 2021, we had cash outside our Trust Account of $838,478, available for working capital needs. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of December 31, 2021, we had marketable securities held in the Trust Account of $117,861,531 consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the year ended December 31, 2021, cash used in operating activities was $619,361. Net loss of $445,735 was primarily driven by a change in the fair value of the warrants of $759,227, interest earned on cash held in Trust Account of $11,786, transaction costs of $8,211 and an increase in accounts payable and accrued expenses and prepaid expenses of $589,176.

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

We have until May 23, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 23, 2022.

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

The underwriters are entitled to a deferred fee of $0.35 per units, or $4,025,000 in the aggregate will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

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

Derivative Warrant Liabilities

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

Net Loss per Share

We have two classes of shares, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period from July 27, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KINGSWOOD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of

Kingswood Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingswood Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY
March 31, 2022

KINGSWOOD ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$838,478	$1,457,839
Prepaid expenses	132,740	292,740
Total Current Assets	971,218	1,750,579
Investment held in Trust Account	117,861,531	117,849,745
TOTAL ASSETS	$118,832,749	$119,600,324

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$758,095	$79,617
Due to related party	1,667	1,667
Total Current Liabilities	759,762	81,284
Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	6,443,107	7,202,334
Total Liabilities	11,227,869	11,308,618

Commitments and Contingencies
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value at December 31, 2021 and 2020	117,861,531	117,849,745

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption at December 31, 2021 and 2020	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at December 31, 2021 and 2020	288	288
Additional paid-in capital	—	—
Accumulated deficit	(10,256,949)	(9,558,337)
Total stockholders’ (deficit) equity	(10,256,651)	(9,558,039)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$118,832,749	$119,600,324

The accompanying notes are an integral part of the financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the period from
		July 27, 2020
	Year Ended	(inception) through
	December 31, 2021	December 31, 2020
Operating costs	$1,208,657	$198,780
Loss from operations	(1,208,657)	(198,780)

Other income (expense):
Interest Income	11,906	1,242
Transaction costs	(8,211)	(225,763)
Change in fair value of warrant liabilities	759,227	(369,286)
Total other income (expense)	762,922	(593,807)

Net loss	$(445,735)	$(792,587)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	11,500,000	3,285,714
Basic and diluted net loss per share	$(0.03)	$(0.13)
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,904,714
Basic and diluted net loss per share	$(0.03)	$(0.13)

The accompanying notes are an integral part of the financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance-July 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to founders	—	—	2,875,000	288	24,712	—	25,000
Excess of cash received over Fair Value of Private Placement Warrants	—	—	—	—	3,529,752	—	3,529,752
Issuance of 104,000 units to underwriters	104,000	10	—	—	1,039,990	—	1,040,000
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(4,594,454)	(8,765,750)	(13,360,204)
Net loss	—	—	—	—	—	(792,587)	(792,587)
Balance-December 31, 2020	104,000	$10	2,875,000	$288	—	(9,558,337)	(9,558,039)
Offering costs	—	—	—	—	—	(241,091)	(241,091)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(11,786)	(11,786)
Net loss	—	—	—	—	—	(445,735)	(445,735)
Balance-December 31, 2021	104,000	$10	2,875,000	$288	$—	$(10,256,949)	$(10,256,651)

The accompanying notes are an integral part of the financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the period
		from July 27, 2020
	For the year ended	(inception) through
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net loss	$(445,735)	$(792,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(11,786)	(1,242)
Change in fair value of warrant liabilities	(759,227)	369,286
Transaction costs	8,211	225,763
Changes in working capital:
Prepaid expenses	160,000	(292,740)
Due to related party	—	1,667
Accounts payable and accrued expenses	429,176	79,617
Net cash used in operating activities	(619,361)	(410,236)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(117,848,503)
Net cash used in investing activities	—	(117,848,503)

Cash flows from financing activities:
Proceeds from issuance of founder shares	—	25,000
Proceeds from sale of private placement warrants	—	6,481,550
Proceeds from sale of Units, net of offering costs	—	113,210,028
Net cash provided by financing activities	—	119,716,578

Net change in cash	(619,361)	1,457,839
Cash, beginning of the period	1,457,839	—
Cash, end of period	$838,478	$1,457,839

Non-cash investing and financing transactions:
Initial measurement of warrants issued in connection with initial public offering accounted for as liabilities	$—	$6,833,048
Deferred underwriting commissions payable charged to additional paid in capital	$—	$4,025,000
Initial classification of common stock subject to possible redemption	$—	$117,848,550
Change in value of class A common stock subject to possible redemption	$—	$1,195
Offering in accrued offering	$249,302	$—

The accompanying notes are an integral part of the financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 – Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). As of December 31, 2021, the Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through December 31, 2021, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

Public Offering

The Company completed the sale of  10,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit on November 24, 2020. Simultaneous with the closing of the Public Offering, the Company completed the sale of 6,050,000 warrants (the “Private Warrants”), at a price of $1.00 per Private Warrant, which is discussed in Note 3.

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

Our amended and restated certificate of incorporation may be amended with a stockholder vote to extend the time required to consummate a Business Combination.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2021, the Company had cash of $838,478 and working capital of approximately $211,456.

Our sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants at a price of $1.00 per Private Warrant. As of December 31, 2020, no Working Capital Loans havebeen issued.

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

We have until May 23, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 23, 2022.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2 . SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company and which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Marketable Securities Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were held in a money market fund classified as cash equivalents within trust assets on the balance sheets. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

Warrant Liabilities

The Company evaluated its Warrants, (which are discussed in Note 4and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that a provision in the Warrant Agreement related to certain transfers, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statements of operations in the period of change.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable common stock is classified as temporary equity. Non-redeemable common stock is classified as permanent equity. The Company’s common stock features certain redemption rights that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company has 11,500,000 Class A common stock outstanding that contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. The Class A common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, at December 31, 2021, additional offering costs totaling $249,302 were recognized with $8,211 which was allocated to the Public Warrants and Private Warrants, included in the statement of operations as a component of other expense and $241,091 included in the statements of changes in stockholders deficit.

Stock based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited and funds paid for the shares shall be refunded. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has 18 months from the date of the IPO to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued in October 2020 and November 2020 (“Grant Dates”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $6.19 per share as of the Grant Dates, or an aggregate of $1,671,300 for the 270,000 shares. The aggregate amount paid for the transferred shares was approximately $218,000. The excess fair value over the amount paid is $1,453,300, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial Business Combination.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

		For the period
		from July 27, 2020
	For the Year Ended	(inception) through
	December 31, 2021	December 31, 2020

Net loss available to Redeemable Class A	$(354,027)	$(420,684)
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	$11,500,000	$3,285,714
Basic and diluted net loss per share, redeemable Class A common stock	(0.03)	$(0.13)
Net loss available to non-redeemable Class A and Class B common stock	(91,708)	(371,903)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B common stock	$2,979,000	$2,904,714
Basic and diluted net loss per share, Class A and Class B common stock	$(0.03)	$(0.13)

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

NOTE 3 . INITIAL PUBLIC OFFERING

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

In addition, if (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume-weighted average trading price of our shares of Class A Common Stock during  the 10-trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) of our shares of Class A Common Stock is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described under “-Redemption of Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOTE 4 . PRIVATE PLACEMENT

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

As of December 31, 2020, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	115,000,000
Less:
Proceeds allocated to Public Warrants	(3,881,250)
Common stock issuance costs	(6,629,209)

Plus:
Remeasurement of carrying value to redemption value	13,360,204
Contingently redeemable common stock	$117,849,745

NOTE 5 . RELATED PARTY TRANSACTIONS

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

In October 2020 and November 2020 (“Grant Dates”) the Sponsor transferred a total of 270,000 Founder Shares to the Company’s directors. The shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. The Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $6.19 per share as of the Grant Dates, or an aggregate of $1,671,300 for the 270,000 shares. The aggregate amount paid for the transferred shares was approximately $218,000. The excess fair value over the amount paid is $1,453,300, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial Business Combination.

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

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into Private Warrants at a price of $1.00 per Private Warrant. At December 31, 2021 and 2020, no Working Capital Loans were outstanding.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $1,667 of administrative service fees as of December 31, 2021.

NOTE 6 . COMMITMENTS AND CONTINGENCIES

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

Business Combination

In connection with the initial Business Combination, the company engaged Oppenheimer & Co. Inc. and SPAC Advisory Partners LLC to act as its financial advisors, each will be entitled to customary fees in such capacity, with payment due at, and conditioned upon, the closing of the Business Combination.

NOTE 7 . STOCKHOLDERS' (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At December 31, 2021 and 2020, there were 11,500,000 shares of Class A common stock issued or outstanding subject to possible redemption and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at December 31, 2021 and 2020.

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

NOTE 8 – INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Organizational costs/Startup expenses	$249,918	$71,519
Federal Net Operating Loss	42,889	17,375
Total deferred tax assets	292,807	88,893
Valuation Allowance	(292,807)	(88,893)
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from July 27, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	—	—
Deferred	(203,914)	(88,893)

States
Current	—	—
Deferred	—	—
Change in valuation allowance	203,914	88,893
Income tax provision	$—	$—

As of December 31, 2021 and December 31, 2020, the Company had $204,234 and $82,736 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $203,914. For the period from July 27, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $88,893.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs	(0.4)	(9.8)
Change in fair value of Derivative Liabilities	35.8%	—%
Change in valuation allowance	(56.4)%	(11.2)%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities since inception.

NOTE 9 . RECURRING FAIR VALUE MEASUREMENTS

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

The following table presents fair value information as of December 31, 2021 of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Warrant liability is classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At March 31, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2021 and 2020:

December 31, 2020	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,849,745	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$3,148,584
Public Warrants	$—	$—	4,053,750

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,861,531	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$2,820,607
Public Warrants	$3,622,500	$—	—

(1)      The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

Warrants

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Measurement

On December 31, 2021 and 2020, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	December 31,	December 31,
Input	2021	2020
Stock price	$10.10	$10.00
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	1.26%	0.36%
Dividend yield	—%	—%
Volatility	10%	13%

On December 31, 2021 the Company’s Public Warrants were separately trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the market price at December 31, 2021. At December 31, 2020, the Company used a Monte Carlo simulation model to value the Public Warrants.

The key inputs into the Monte Carlo simulation for the Public Warrants were as follows:

December 31,
Input	2020
Stock price	$10.00
Exercise price	$11.50
Risk free rate	0.36%
Trading days per year	252
Annual volatility	13.0%

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Warrants, which expire on the earlier of (i) five years after the completion of the initial business combination and (ii) upon redemption or liquidation. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The Warrants become exercisable on the later of (i) 30 days after the completion of a business combination and (ii) 12 months from the IPO date. An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our Warrants classified as Level 3:

Total
Warrant
Liabilities

Fair value as of December 31, 2020	$7,202,334
Transfers to Level 1 (1)	(4,571,250)
Change in fair value	(189,523)
Fair value as of December 31, 2021	$2,820,607
(1)Assumes the Public Warrants were reclassified on March 31, 2021.

NOTE 10 . SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our current Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer) (“Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and Public shares, as well as the restatement for the temporary equity subject to possible redemption, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to these complex financial instruments.

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

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants, Private Placement Warrants, and warrants underlying the underwriter units (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. as previously restated in our annual report on Form 10-K for the year ended December 31,2020 and our quarterly report on Form 10-Q for the quarter ended September 31, 2021.

Previously, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Thus, the SPAC can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its Public Shares required to keep its stockholders’ equity above $5 million as "shares not subject to redemption." Until recently, the SEC had never expressed any disagreements with the aforementioned accounting classification. However, in light of the Comment Letters, the Company’s management has, after taking appropriate professional advice, together with management re-evaluated our accounting classification of Public Shares. Upon re-evaluation, management and together with the Audit Committee determined that the Public Shares include redemption rights that is contingent upon the consummation of a business combination, as a business combination is an event outside the sole control of the Company, the Company is required to classify those Public Shares as temporary equity regardless of the charter’s requirement. As such, management concluded that all Public Shares should be reported as temporary equity on the balance sheet. and changes to the Company’s net income (loss) per share calculations that have been restated within Amendment No.1 to our Forms 10-K/A for the year ending December 31, 2020, and our Form 10-Q/A for the quarter ending September 30, 2021.

We do not expect that our disclosure controls and procedures will prevent all errors and instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15-d-15(e) under the Exchange Act) our management is responsible for establishing and maintain adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.Provide reasonable assurance that transaction are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.Provide reason assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management determined that our internal control over financial reporting was not effective due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on November 24 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Management together with the Audit Committee has re-evaluated the effectiveness of Company’s disclosure and controls and procedures and internal control over financial reporting as of December 31, 2021. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-K, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gary Wilder	58	Executive Chairman and Director
Michael Nessim	54	Chief Executive Officer and Director
Larry Roth	63	Director
Jonathan Massing	60	Director
David Hudd	62	Director
Howard Garland	55	Director
Lisa Roth	61	Director
Caroline O’Connell	53	Director
Jeremy Wilder	34	Director

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

Jeremy Wilder has served as director since April 2021. Mr. Wilder has served as General Counsel of Kingswood US, LLC since February 2021. He previously was General Counsel of Hospitality Investors Trust, Inc. from 2017 to 2019 and AR Global, LLC from 2012 to 2017. Mr. Wilder graduated from Nottingham University, UK, with a degree in Politics. He graduated from BPP University Law School, UK, obtaining a GDL, LLB and LPC. Mr. Wilder also received a diploma from New York University in Real Estate Finance and Investment. Mr. Wilder currently holds FINRA licenses 7, 24 and 63.

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

The audit committee is responsible for:

●	meeting with our independent accountants regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Public Offering; and
●	reviewing and approving all payments made to our existing holders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have a compensation committee comprised of Messrs. Roth and O’Connell, each of whom is independent under the NYSE listing standards and applicable SEC rules. Ms. O’Connell serves as the chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

We have adopted a nominating and corporate governance committee charter that details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2021, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

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

		Percentage
	Number of	of
	Shares	Outstanding
	Beneficially	Common
Name and Address of Beneficial Owner(1)	Owned(2)	Stock
Kingswood Global Sponsor LLC (the sponsor)(3)	2,605,000	18.0%
Gary Wilder(3)	2,605,000	18.0%
Jonathan Massing(3)	2,605,000	18.0%
HSQ Investments Limited(3)(4)	2,605,000	18.0%
Michael Nessim(3)	2,605,000	18.0%
David Hudd(3)	2,605,000	18.0%
Larry Roth(3)	200,000	1.3%
Jeremy Wilder(3)	31,163	*
Lisa Roth(3)	35,000	*
Caroline O’Connell(3)	35,000	*
Howard Garland(3) (4)	—	*
Lighthouse Investment Partners, LLC(5)	598,532	5.21%
Polar Asset Management Partners Inc.(6)	950,000	8.26%

All officers, directors and director nominees as a group (eight individuals)	2,875,000	19.8%
*	Less than one percent
(1)	Unless otherwise noted, the business address of each of our stockholders listed is 17 Battery Place, Room 625, New York, NY 10004.
(2)	Interests shown consist solely of Founder Shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described elsewhere herein.
(3)	Kingswood Global Sponsor LLC is the record holder of the shares reported herein. Michael Nessim, David Hudd, Gary Wilder, HSQ Investments Limited and Jonathan Massing are among the members of Kingswood Global Sponsor LLC and share voting and investment discretion with respect to the shares of Common Stock held of record by Kingswood Global Sponsor LLC.
(4)	HSQ Investments Limited is a wholly owned subsidiary of PSC Nominee 3 Limited, a UK company acting as the nominee for PSC III, a UK limited partnership. PSC III is managed by Pollen Street Capital Limited. Investment decisions for Pollen Street Capital Limited are made by its investment committee, the voting members of which are Lindsey McMurray, James Scott, Howard Garland, Michael England, Matthew Potter and Ian Gascoigne, and each of them may be deemed to hold shared voting and investment discretion with respect to the shares of Common Stock held by HSQ Investments Limited. The address of the principal business office of HSQ Investments Limited is 11-12 Hanover Square, London W1S 1JJ.
(5)	Information regarding Lighthouse Investment Partners, LLC is based solely on the Schedule 13G filed with the SEC on February 8, 2021 for the calendar year ended on December 31, 2020. Lighthouse Investment Partners, LLC has the shared power to vote or direct the vote of 598,532 shares of Class A common stock and the shared power to dispose or to direct the disposition of 598,532 shares of Class A common stock. The address of Lighthouse Investment Partners, LLC is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.

(6)	Information regarding Polar Asset Management Partners Inc. is based solely on the Schedule 13G filed with the SEC on February 9, 2021 for the calendar year ended on December 31, 2020. Polar Asset Management Partners Inc. has the sole power to vote or direct the vote of 950,000 shares of Class A common stock and the sole power to dispose or to direct the disposition of 950,000 shares of Class A common stock. The address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year	For the period from July 27,
	Ended December 31,	2020 (date of inception)
	2021	through December 31, 2020
Audit Fees(1)	$	$46,350
Audit-Related Fees(2)	$	$—
Tax Fees(3)	$	$—
All Other Fees(4)	$	$—
Total Fees	$	$46,350
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

March 31, 2022

KINGSWOOD ACQUISITION CORP.

By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Gary Wilder	Executive Chairman and Director	March 31, 2022
Gary Wilder

/s/ Michael Nessim	Chief Executive Officer and Director	March 31, 2022
Michael Nessim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Larry Roth	Director	March 31, 2022
Larry Roth

/s/ Howard Garland	Director	March 31, 2022
Howard Garland

/s/ David Hudd	Director	March 31, 2022
David Hudd

/s/ Jeremy Wilder	Director	March 31, 2022
Jeremy Wilder

/s/ Jonathan Massing	Director	March 31, 2022
Jonathan Massing

/s/ Lisa Roth	Director	March 31, 2022
Lisa Roth

/s/ Caroline O’Connell	Director	March 31, 2022
Caroline O’Connell