Form 10-Q
period 2022-03-31
Kingswood Acquisition Corp.
filed 2022-05-18
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Or
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

As of May 18, 2022, there were 11,604,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$576,756	$838,478
Prepaid expenses	95,753	132,740
Total current assets	672,509	971,218

Investment held in Trust Account	117,872,037	117,861,531
Total Assets	$118,544,546	$118,832,749

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$835,567	$758,095
Convertible promissory note	393,758	—
Due to related party	1,667	1,667
Total current liabilities	1,230,992	759,762

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	2,191,433	6,443,107
Total liabilities	7,447,425	11,227,869

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 11,500,000 shares at redemption value	117,872,037	117,861,531

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(6,775,214)	(10,256,949)
Total stockholders’ deficit	(6,774,916)	(10,256,651)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$118,544,546	$118,832,749

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31
	2022	2021
Operating costs	$876,197	$200,502
Loss from operations	(876,197)	(200,502)

Other income/(expense):
Interest Income	10,522	2,935
Change in fair value - convertible promissory note	106,242	—
Transaction costs	—	(8,211)
Change in fair value of warrant liabilities	4,251,674	(1,042,264)
Total other income/(expense)	4,368,438	(1,047,540)

Net income (loss)	$3,492,241	$(1,248,042)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	11,500,000	11,500,000
Basic and diluted net income (loss) per share	$0.24	$(0.09)
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000
Basic and diluted net income (loss) per share	$0.24	$(0.09)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2022	104,000	10	2,875,000	288	—	(10,256,949)	(10,256,651)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(10,506)	(10,506)

Net Income	—	—	—	—	—	3,492,241	3,492,241
Balance as of March 31, 2022	104,000	10	2,875,000	288	—	(6,775,214)	(6,774,916)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2021	104,000	10	2,875,000	288	—	(9,558,337)	(9,558,039)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(243,997)	(243,997)
Net Loss	—	—	—	—	—	(1,248,042)	(1,248,042)
Balance as of March 31, 2021	104,000	10	2,875,000	288	—	(11,050,376)	(11,050,079)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$3,492,241	$(1,248,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(10,506)	(2,906)
Change in fair value of convertible note	(106,242)	—
Change in fair value of warrant liabilities	(4,251,674)	1,042,264
Transaction costs	—	8,211
Changes in working capital:
Prepaid expenses	36,987	40,603
Accounts payable and accrued expenses	77,472	123,680
Net cash used in operating activities	(761,722)	(36,190)

Cash flows from financing activities:
Proceeds from convertible promissory note	500,000	—
Net cash provided by financing activities	500,000	—

Net change in cash	(261,722)	(36,190)
Cash, beginning of the period	838,478	1,457,839
Cash, end of period	$576,756	$1,421,649
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial value of Class A common stock subject to possible redemption	$—	$117,849,745
Change in value of common stock subject to possible redemption	$—	$2,906
Accrued deferred offering costs	$—	$249,302

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Note 1 — Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). As of March 31, 2022, the Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through March 31, 2022, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company will have until 18 months from the closing of the Public Offering to complete a Business Combination (the “Combination Period”). If the Company is unable to consummate its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law, and (iv) unless time for which the Business Combination is otherwise extended as further outlined below under the heading Proxy Statement.

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

Proxy Statement

The Company’s amended and restated certificate of incorporation may be amended with a stockholder vote to extend the time required to consummate a Business Combination. On April 26, 2022, the Company filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. The Proxy Statement was filed to provide notice that a special meeting of the Company will be held on May 18, 2022. The special meeting is being held to consider two proposals, the first of which is to extend the time (“Extension Proposal”) in which to consummate a business combination from May 24, 2022 to November 24, 2022 (the “Extension” and such date, the “Extended Date”) and secondly to adjourn the special meeting to a later date or dates, if necessary, to solicit votes of the proxies if there are not sufficient votes to approve one or more of the proposals presented to stockholders for vote.

On May 6, 2022, the Company filed a supplement to its Proxy Statement filed April 26, 2022. In its supplement No. 1 the Sponsor, or its designees, has agreed to lend the Company up to $62,500 per month (the “Initial Contribution”), commencing on May 24, 2022, and on the 23rd day of each subsequent month until the Extended Date (the “Additional Contributions” and, collectively with the Initial Contribution, the “Contributions”). The Contributions will be placed in the Trust Account. The maximum amount of the Contributions to the Company will be based on the number of redeemable Class A shares that remain outstanding after redemptions in connection with the Extension and will be limited to approximately $0.25 per share (or approximately $0.0416 per month). For example, if the Company takes until November 23, 2022 to complete an initial Business Combination, which would represent six calendar months, the Sponsor or its designees would make aggregate maximum Contributions equal to $375,000. If 1,500,000 public shares remain outstanding after redemptions in connection with such Extension, then the amount contributed per share will be approximately $0.25 per share (or approximately $0.0416 per month). If fewer than 1,500,000 shares remain outstanding, the maximum amount the Sponsor would contribute will be reduced, over the maximum six-month extension, to an amount that would equal $0.25 per share outstanding. So, if only 1,000,000 shares remain outstanding, the maximum amount contributed would be $250,000.

The Contributions are conditioned upon the implementation of the Extension Proposal. The Contributions will not occur if the Extension Proposal is not approved, or the Extension is not completed. The amount of the Contributions will not bear interest and will be repayable by us to our sponsor or its designees upon consummation of an initial business combination. Our sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2022, the Company had cash of $576,756 and working capital deficit of $558,483.

On March 24, 2022, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in the form of convertible promissory notes as may be required (the “Working Capital Loans” or “Convertible Promissory Note”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. As of March 31, 2022, and December 31, 2021, $500,000 and $0, respectively, was drawn on the convertible promissory note, presented at its fair value of approximately $394,000 and $0, respectively.

If the Company’s estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a business combination. Moreover, in addition to the access to the Working Capital Loans, the Company may need to obtain other financing either to complete a Business Combination or because the Company become obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case The Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until May 24, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2022.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2021.

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

Marketable securities held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund classified as cash equivalents within trust assets on the condensed balance sheets. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. The Company elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, the Company records each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions a market participant would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. Offering costs are charged to temporary equity or the statement of operations based on the relative value of the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended
	March 31,
	2022	2021

Net income (loss) available to Redeemable Class A	$2,773,725	$(985,953)
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	$11,500,000	$11,500,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	0.24	$(0.09)
Net income (loss) available to non-redeemable Class A and Class B common stock	718,516	(262,089)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	$2,979,000	$2,979,000
Basic and diluted net income (loss) per share, Class A and Class B common stock	$0.24	$(0.09)

Recent Accounting Pronouncements

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering pursuant to a promissory note. This loan was non-interest bearing and payable on the earlier of December 31, 2020 or the completion of the Public Offering. The promissory was terminated on November 24, 2020 concurrently with the completion of the Public Offering. Borrowings under this promissory note are no longer permitted.

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, on March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, $500,000 was drawn on the convertible promissory note, presented at its fair value of approximately $394,000 on the accompanying unaudited condensed balance sheet. As of December 31, 2021, the Company had no borrowings under the convertible promissory note.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $0 and $1,667 of administrative service fees as of March 31, 2022 and 2021, respectively. At March 31, 2022 and December 31, 2021, the $1,667 on the balance sheet for due to related party is for the administrative service fee.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At March 31, 2022 and December 31, 2021, there were 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at March 31, 2022 and December 31, 2021.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants, Working Capital Loan Option and Convertible Promissory Note is based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair values. The fair values of the Private Warrant liability, Working Capital Loan Option and Convertible Promissory Note are classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At March 31, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2022 and December 31, 2021:

March 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,872,037	$—	$—

Liabilities:
	$—	$—	$—
Convertible Promissory Note	$—	$—	$393,758
Private Placement Warrants	$—	$—	$983,933
Public Warrants	$1,207,500	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,861,531	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$2,820,607
Public Warrants	$3,622,500	$—	$—

(1)  The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

Warrants, and Convertible Promissory Note

The Warrants and Convertible Promissory Note are accounted for as liabilities in accordance with ASC 815-40 on the Condensed Balance Sheet. The warrant liabilities and Convertible Promissory Note are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and convertible promissory note in the statement of operations.

Measurement

On March 31, 2022 and December 31, 2021 the Company’s Public Warrants were separately trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the market price at March 31, 2022 and December 31, 2021, respectively.

On March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	March 31,	December 31,
Input	2022	2021
Stock price	$10.21	$10.10
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	2.42%	1.26%
Dividend yield	—%	—%
Volatility	2.0%	10%

On March 31, 2022, the Company used a compound option pricing model using a binomial method to value the Working Capital Loan Option. The Working Capital Loan Option was valued at $0 as of March 31, 2022. classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the Working Capital Loan Option was as follows:

March 31,
Input	2022
Private Warrant valuation	$0.15
Conversion price	$1.00
Term (years)	0.42
Exercise price (underlying warrants)	$11.50
Term (years) (underlying warrants)	5.0
Risk free rate	0.88%
Dividend yield	—%
Volatility	2.0%

On March 31, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note. The Convertible Promissory Note was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

March 31,
Input	2022
Amount due at maturity	$500,000
Term (years)	0.42
Probability of a successful business combination	80%
Present value factor	0.9844

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and the Working Capital Loan Option. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and the Working Capital Loan Option and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and the Working Capital Loan Option and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Fair value at December 31, 2021	$2,820,607
Initial value of Working Capital Loan Option	—
Initial value of Convertible Promissory Note	393,758
Change in fair value	(1,836,674)
Fair Value at March 31, 2022	$1,377,691

Fair value at December 31, 2020	$7,202,334
Public warrants reclassified to level 1 (1)	(4,571,250)
Change in fair value	1,042,264
Fair Value at March 31, 2021	$3,673,348
(1)	Assumes the Public Warrants were reclassified on March 31, 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 13, 2022, the Company filed a Form 8-K with the Securities and Exchange Commission disclosing that the Company issued a press release announcing its entry into a non-binding letter of intent for a business combination. The target is a platform of broker dealers employing differentiated advisor business models as well as shared and support services, providing optionality to their advisors and investors.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this quarterly report on Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At March 31, 2022, we held cash of $576,756, current liabilities of $837,234 and deferred underwriting compensation of $4,025,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Proxy Statement

Our amended and restated certificate of incorporation may be amended with a stockholder vote to extend the time required to consummate a Business Combination. On April 26, 2022, we filed a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934. The Proxy Statement was filed to provide notice that a special meeting of the Company will be held on May 18, 2022. The special meeting is being held to consider two proposals, the first of which is to extend the time (“Extension Proposal”) in which to consummate a business combination from May 24, 2022 to November 24, 2022 (the “Extension” and such date, the “Extended Date”) and secondly to adjourn the special meeting to a later date or dates, if necessary, to solicit votes of the proxies if there are not sufficient votes to approve one or more of the proposals presented to stockholders for vote.

On May 6, 2022, we filed a supplement to our Proxy Statement filed April 26, 2022. In our supplement No. 1 the Sponsor, or its designees, has agreed to lend us up to $62,500 per month (the “Initial Contribution”), commencing on May 24, 2022, and on the 23rd day of each subsequent month until the Extended Date (the “Additional Contributions” and, collectively with the Initial Contribution, the “Contributions”). The Contributions will be placed in the Trust Account. The maximum amount of the Contributions to the Company will be based on the number of redeemable Class A shares that remain outstanding after redemptions in connection with the Extension and will be limited to approximately $0.25 per share (or approximately $0.0416 per month). For example, if we take until November 23, 2022 to complete an initial Business Combination, which would represent six calendar months, the Sponsor or its designees would make aggregate maximum Contributions equal to $375,000. If 1,500,000 public shares remain outstanding after redemptions in connection with such Extension, then the amount contributed per share will be approximately $0.25 per share (or approximately $0.0416 per month). If fewer than 1,500,000 shares remain outstanding, the maximum amount the Sponsor would contribute will be reduced, over the maximum six-month extension, to an amount that would equal $0.25 per share outstanding. So, if only 1,000,000 shares remain outstanding, the maximum amount contributed would be $250,000.

The Contributions are conditioned upon the implementation of the Extension Proposal. The Contributions will not occur if the Extension Proposal is not approved, or the Extension is not completed. The amount of the Contributions will not bear interest and will be repayable by us to our Sponsor or its designees upon consummation of an initial business combination. Our sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until the Extended Date and if our Sponsor determines not to continue extending for additional calendar months, its obligation to make Additional Contributions will terminate.

Results of Operations

For the three months ended March 31, 2022, we incurred a loss from operations of $876,197, including legal and professional fees of $757,871, directors’ fee of $26,250, insurance expenses of $36,986 and other general operation expenses totalling $55,091. In addition to the loss from operations, we realized other income of $4,369,438 consisting of interest income of $10,522 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $106,242 and a $4,251,674 gain from a decrease in the fair value of the Company’s warrant liability. Through March 31, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we incurred a loss from operations of $200,502. Net loss for the Company of $1,248,042 included the loss from operations, changes in fair value of warrant liability of $1,042,264, and transaction costs of $8,211, partially offset by interest income from the Trust Account of $2,935.

At March 31, 2022, $117,872,037 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

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

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, no amounts for these administrative services were charged to the statement of operations or paid.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had cash outside our Trust Account of $576,756, available for working capital needs and a working capital deficit of $558,483. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

As of March 31, 2022, we had marketable securities held in the Trust Account of $117,872,037 consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the three months ended March 31, 2022, cash used in operating activities was $761,722. Net income of $3,492,241 was primarily driven by a change in the fair value of the Warrants of $4,251,674.

For the three months ended March 31, 2021, cash used in operating activities was $36,190. Net loss of $ $1,248,042 was primarily driven by a change in the fair value of the Warrants of $1,042,264 and an increase in accounts payable and accrued expenses of $123,680.

On March 24, 2022, our Sponsor has agreed to loan us up to $1,500,000 as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant.

If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to a business combination. Moreover, in addition to the access to the Working Capital Loans, we may need to obtain other financing either to complete a Business Combination or because we become obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have until May 24, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Derivative Warrant Liabilities

We account for the warrants issued in connection with our initial public offering in accordance with Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging-Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change.

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. We elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, we record each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumption a market participant would use in pricing the asset or liability.

Redeemable Shares of Class A Common Stock

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our redeemable Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of redeemable Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Recent Accounting Pronouncements

August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. We adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows a.

We do not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting related to complex financial instruments described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management re-evaluated the terms of the Public Warrants, Private Placement Warrants, and warrants underlying the underwriter units (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period as previously restated in our annual report on Form 10-K for the year ended December 31,2020 and our quarterly report on Form 10-Q for the quarter ended September 31, 2021.

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

As a result of these re-evaluations, management identified a material weakness in our internal control over financial reporting related to complex financial instruments.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness. To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements. Previously following the issuance of the SEC Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting as it related to the proper accounting classification of the warrants.

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

None.

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

KINGSWOOD ACQUISITION CORP.

Date: May 18, 2022	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)