Form 10-Q
period 2022-06-30
Kingswood Acquisition Corp.
filed 2022-08-12
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Or
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
None

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

As of August 12, 2022, there were 1,463,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding as reported on the OTC Pink Marketplace.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$139,927	$838,478
Prepaid expenses	61,756	132,740
Total current assets	201,683	971,218

Investment held in Trust Account	15,105,758	117,861,531
Total Assets	$15,307,441	$118,832,749

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,074,625	$758,095
Taxes Payable	4,032	—
Convertible promissory note	390,709	—
Due to related party	1,667	1,667
Total current liabilities	2,471,033	759,762

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	1,128,514	6,443,107
Total liabilities	7,624,547	11,227,869

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 1,463,256 shares and 11,500,000 shares at redemption value of $10.28 and $10.25 at June 30, 2022 and December 31, 2021, respectively	15,041,691	117,861,531

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 1,463,256 and 11,500,000 shares subject to possible redemption at June 30, 2022 and December 31, 2021, respectively	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(7,359,095)	(10,256,949)
Total stockholders’ deficit	(7,358,797)	(10,256,651)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$15,307,441	$118,832,749

The accompanying notes are an integral part of the consolidated condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating costs	$1,648,928	$257,346	$2,525,125	$457,848
Loss from operations	(1,648,928)	(257,346)	(2,525,125)	(457,848)

Other income (expense):
Interest Income	67,041	2,971	77,563	5,906
Change in fair value - convertible promissory note	3,049	—	109,291	—
Transaction costs	—	—	—	(8,211)
Change in fair value of warrant liabilities	1,062,919	(2,515,778)	5,314,593	(3,558,042)
Total other income (expense), net	1,133,009	(2,512,807)	5,501,447	(3,560,347)

(Loss) Income before provision for income taxes	(515,919)	(2,770,153)	2,976,322	(4,018,195)
Provision for income taxes	(4,032)	—	(4,032)	—
Net (loss) income	$(519,951)	$(2,770,153)	$2,972,290	$(4,018,195)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	6,867,657	11,500,000	9,171,032	11,500,000
Basic and diluted net (loss) income per share	$(0.05)	$(0.19)	$0.24	$(0.28)
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000	2,979,000	2,979,000
Basic and diluted net (loss) income per share	$(0.05)	$(0.19)	$0.25	$(0.28)

The accompanying notes are an integral part of the consolidated condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2022	104,000	10	2,875,000	288	—	(10,256,949)	(10,256,651)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(10,506)	(10,506)

Net Income	—	—	—	—	—	3,492,241	3,492,241

Balance as of March 31, 2022	104,000	10	2,875,000	288	—	(6,775,214)	(6,774,916)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(63,930)	(63,930)

Net Loss	—	—	—	—	—	(519,951)	(519,951)

Balance as of June 30, 2022	104,000	10	2,875,000	288	—	(7,359,095)	(7,358,797)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2021	104,000	10	2,875,000	288	—	(9,558,337)	(9,558,039)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(243,997)	(243,997)

Net Loss	—	—	—	—	—	(1,248,042)	(1,248,042)

Balance as of March 31, 2021	104,000	10	2,875,000	288	—	(11,050,376)	(11,050,078)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,938)	(2,938)

Net Loss	—	—	—	—	—	(2,770,153)	(2,770,153)

Balance as of June 30, 2021	104,000	10	2,875,000	288	—	(13,823,467)	(13,823,169)

The accompanying notes are an integral part of the consolidated condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$2,972,290	$(4,018,195)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(77,536)	(5,844)
Change in fair value of convertible note	(109,291)	—
Change in fair value of warrant liabilities	(5,314,593)	3,558,042
Transaction costs	—	8,211
Changes in working capital:
Prepaid expenses	70,984	80,494
Taxes payable	4,032	—
Accounts payable and accrued expenses	1,316,532	111,409
Net cash used in operating activities	(1,137,582)	(265,883)

Cash flows from financing activities:
Cash withdrawn from Trust Account in connection with redemption	102,894,278
Proceeds from convertible promissory note	(60,969)	—
Net cash used in financing activities	102,833,309	—

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(102,894,278)
Proceeds from convertible promissory note	500,000	—
Net cash provided by financing activities	(102,394,278)	—

Net change in cash	(698,551)	(265,883)
Cash, beginning of the period	838,478	1,457,839
Cash, end of period	$139,927	$1,191,956
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial value of Class A common stock subject to possible redemption	$—	$117,849,745
Accretion of Class A common stock subject to possible redemption	$74,438	$5,844
Accrued deferred offering costs	$—	$249,302

The accompanying notes are an integral part of the consolidated condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Note 1 — Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector (“Business Combination”). As of June 30, 2022, the Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through June 30, 2022, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company will have until November 24, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to consummate its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law, and (iv) unless time for which the Business Combination is otherwise extended as further outlined below under the heading Proxy Statement.

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

Proxy Statement

On May 18, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) virtually, with respect to the voting on the proposal to extend the date by which the Company must complete its Business Combination from May 24, 2022 to November 24, 2022. A total of 14,479,000 shares of the Company’s Class A common stock and Class B common stock, or 79% of the Company’s outstanding stock as of May 18, 2022, the record date for the Special Meeting, were represented virtually or by proxy at the Special Meeting. In connection with the Extension Amendment, shareholders holding 10,036,744 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $60,969 are payable monthly through the Company’s extension date in November 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the six months ended June 30, 2022, $60,969 was borrowed under the Promissory Notes (see Note 5) and deposited in the Trust Account.

Business Combination Agreement

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Binah Capital Group, Inc., a Delaware corporation and wholly owned subsidiary of Kingswood (“Holdings”), Kingswood Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”). In addition, contemporaneously with the execution of the Merger Agreement, (i) certain holders of Wentworth’s membership units representing a majority of the Wentworth’s outstanding membership interests entered into a Wentworth Support Agreement pursuant to which such Wentworth members agreed, among other things, to approve the Merger Agreement and the transaction, (ii) the Company and Company’s Sponsor entered into a Founder Support Agreement pursuant to which certain holders of founder shares agreed to approve the Merger Agreement and the transaction and (iii) certain holders of Kingswood’s common stock, par value $0.0001 per share (“Kingswood Common Stock”) and Kingswood Private Placement Warrants entered into a Founder Support Agreement, pursuant to which, among other things, such holders of Kingswood Common Stock agreement to approve the Merger Agreement and the transaction.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2022, the Company had cash of $139,927 and working capital deficit of $2,268,718 excluding Delaware taxes payable from the Trust Account.

On March 24, 2022, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in the form of convertible promissory notes as may be required (the “Working Capital Loans” or “Convertible Promissory Note”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. As of June 30, 2022, and December 31, 2021, $500,000 and $0, respectively, was drawn on the convertible promissory note, presented at its fair value of approximately $391,000 and $0, respectively.

If the Company’s estimate of the costs of completing the Business Combination Agreement are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a business combination. Moreover, in addition to the access to the Working Capital Loans, the Company may need to obtain other financing either to complete a Business Combination or because the Company redeemed a significant number of public shares upon consummation of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a Business Combination. If the Company is unable to complete a Business Combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until November 24, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the period ended December 31, 2021.

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

Marketable securities held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below).

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

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. The Company elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, the Company records each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the consolidated condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions a market participant would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On May 18, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a Business Combination from May 24, 2022 to November 24, 2022. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 10,036,744 class A common stock. As a result, an aggregate of $102,894,278 (or approximately ($10.25 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of June 30, 2022 and December 31, 2021, 1,463,256 and 11,500,000 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table.

	June 30,	December 31,
	2022	2021

As of beginning of the period	$117,861,531	$117,849,745
Less:
Redemptions	(102,894,278)	—
Plus:
Remeasurement adjustment of carrying value to redemption value	74,438	11,786
Class A common stock subject to possible redemption	$15,041,691	$117,861,531

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

Stock based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial Business Combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited and funds paid for the shares shall be refunded. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a Business Combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until November 24, 2022 to consummate a Business Combination, and if a Business Combination is not consummated, the Company will liquidate and the shares will become worthless.

The shares were issued in October 2020 and November 2020 (“Grant Dates”), and the shares vest, not upon a fixed date, but upon consummation of an initial Business Combination. Since the approach in ASC 718 is to determine the fair value without regard to the vesting date, the Company has determined the valuation of the Class B shares as of the Grant Dates. The valuation resulted in a fair value of $6.19 per share as of the Grant Dates, or an aggregate of $1,671,300 for the 270,000 shares. The aggregate amount paid for the acquired shares was approximately $218,000. The excess fair value over the amount paid is $1,453,300, which is the amount of share-based compensation expense which the Company will recognize upon consummation of an initial Business Combination.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited consolidated condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.8% and 0.0% for the three months ended June 30, 2022 and 2021 and 0.1% and 0.0% for the six months ended June 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value of the convertible notes liability, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year.  The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2022.

The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL”) should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company

is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended June 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net (loss) income available to Redeemable Class A	$(363,966)	$(2,188,421)	$2,229,218	$(3,174,374)
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	6,867,657	11,500,000	9,171,032	11,500,000
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.05)	$(0.19)	$0.24	$(0.28)
Net (loss) income available to non-redeemable Class A and Class B common stock	(155,985)	(581,732)	743,072	(843,821)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	$2,979,000	$2,979,000	$2,979,000	$2,979,000
Basic and diluted net (loss) income per share, Class A and Class B common stock	$(0.05)	$(0.19)	$0.25	$(0.28)

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

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, on March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, $500,000 was drawn on the convertible promissory note, presented at its fair value of approximately $391,000 on the accompanying unaudited consolidated condensed balance sheet. As of December 31, 2021, the Company had no borrowings under the convertible promissory note.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $0 and $1,667 of administrative service fees as of June 30, 2022 and 2021, respectively. At June 30, 2022 and December 31, 2021, the $1,667 on the balance sheet for due to related party is for the administrative service fee.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At June 30, 2022 and December 31, 2021, there were 1,463,256 and 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively, and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at June 30, 2022 and December 31, 2021.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants, Working Capital Loan Option and Convertible Promissory Note is based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair values. The fair values of the Private Warrant liability, Working Capital Loan Option and Convertible Promissory Note are classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets. The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At June 30, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2022 and December 31, 2021:

June 30, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$15,105,758	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$390,709
Private Placement Warrants	$—	$—	$524,764
Public Warrants	$603,750	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$117,861,531	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$2,820,607
Public Warrants	$3,622,500	$—	$—

(1)  The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

Warrants, and Convertible Promissory Note

The Warrants and Convertible Promissory Note are accounted for as liabilities in accordance with ASC 815-40 on the consolidated condensed balance sheets. The warrant liabilities and Convertible Promissory Note are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and convertible promissory note in the statement of operations.

Measurement

On June 30, 2022 and December 31, 2021 the Company’s Public Warrants were separately trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the market price at June 30, 2022 and December 31, 2021, respectively.

On June 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	June 30,	December 31,
Input	2022	2021
Stock price	$10.32	$10.10
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	3.01%	1.26%
Dividend yield	—%	—%
Volatility	1.8%	10%

On June 30, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note. The Convertible Promissory Note was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

June 30,
Input	2022
Amount due at maturity	$500,000
Term (years)	0.42
Probability of a successful business combination	80%
Present value factor	0.98

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and the Working Capital Loan Option. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and the Working Capital Loan Option and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and the Working Capital Loan Option and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Fair value at December 31, 2021	$2,820,607
Initial value of Working Capital Loan Option	—
Initial value of Convertible Promissory Note	393,758
Change in fair value	(1,836,674)
Fair Value at March 31, 2022	$1,377,691
Change in value of Convertible Promissory Note	(3,049)
Change in fair value	(459,169)
Fair Value at June 30, 2022	$915,473

Fair value at December 31, 2020	$7,202,334
Public warrants reclassified to level 1 (1)	(4,571,250)
Change in fair value	1,042,264
Fair Value at March 31, 2021	$3,673,348
Change in fair value	1,049,528
Fair Value at June 30, 2021	$4,722,876
(1)	Assumes the Public Warrants were reclassified on June 30, 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On July 7, 2022, the Company entered into an agreement and plan of merger as described in Note 1.

On July 13, 2022, the New York Stock Exchange (the “NYSE”) issued a press release stating that it had determined that the Company was not in compliance with Section 802.01B of the NYSE Listed Company Manual (the “LCM”) requiring a listed acquisition company to maintain an average aggregate global market capitalization of at least $50,000,000 and average aggregate global market capitalization attributable to its publicly-held shares of at least $40,000,000, in each case over a consecutive 30 trading day period. Additionally, the NYSE separately informed the Company that, as a result of its failure to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15,000,000 under Section 802.01B of the LCM, the NYSE had determined to commence proceedings to delist from the NYSE the Company’s Class A common stock, warrants to purchase Class A common stock, and units, each consisting of one share of Class A common stock and three-fourths of one redeemable warrant (collectively, “KWAC Securities”).

Trading of the KWAC Securities was suspended effective as of approximately 4:00 p.m. Eastern Time on July 13, 2022.

On July 13, 2022, the Company issued a press release announcing that it intends transfer the listings for the KWAC Securities to the OTC Markets Group Inc. (“OTC Exchange”), where the Company has applied to list. Following the transfer of listing to the OTC Exchange, the Company will continue to file the same types of periodic reports and other information it currently files with the Securities and Exchange Commission (the “SEC”).

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

We have incurred, and in the event the Proposed Business Combination (as defined below) is not consummated, expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plan to complete our initial Business Combination, including the proposed Business Combination will be successful.

Recent Developments

Proxy Statement

Our amended and restated certificate of incorporation was amended with a stockholder vote to extend the time required to consummate a Business Combination. On May 18, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) virtually, with respect to the voting on the proposal to extend the date by which the Company must complete its Business Combination from May 24, 2022 to November 24, 2022. A total of 14,479,000 shares of the Company’s Class A common stock and Class B common stock, or 79% of the Company’s outstanding stock as of May 18, 2022, the record date for the Special Meeting, were represented virtually or by proxy at the Special Meeting. In connection with the Extension Amendment, shareholders holding 10,036,744 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $60,969 are payable monthly through the Company’s extension date in November 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the six months ended June 30, 2022, $60,969 was borrowed under the Promissory Notes (see Note 5) and deposited in the Trust Account.

Proposed Business Combination

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Binah Capital Group, Inc., a Delaware corporation and wholly owned subsidiary of Kingswood (“Holdings”), Kingswood Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”).

Business Combination Agreement

Pursuant to the Merger Agreement, (i) Kingswood Merger Sub will merge with and into the Company (the “Kingswood Merger”), with the Company surviving the Kingswood Merger as a wholly owned subsidiary of Holdings (the “Kingswood Surviving Company”); and (ii) simultaneously with the Kingswood Merger, Wentworth Merger Sub will merge with and into Wentworth (the “Wentworth Merger”), with Wentworth surviving the Wentworth Merger as a wholly-owned subsidiary of Holdings (the “Wentworth Surviving Company”). Kingswood Surviving Company will acquire, and Holdings will contribute to Kingswood Surviving Company (the “Holdings Contribution”) all units of the Wentworth Surviving Company directly held by Holdings after the Wentworth Merger, such that, following the Holdings Contribution, the Wentworth Surviving Company will be a wholly-owned subsidiary of the Kingswood Surviving Company (together with the Kingswood Merger, the Wentworth Merger and the other transactions related thereto, the “Transactions”).

The aggregate consideration payable to certain holders of Wentworth’s membership interests for the Transactions (the “Wentworth Merger Consideration”) consists of Holdings common shares issued on the Closing Date (the “Share Consideration”), and the assumption of all indebtedness of Wentworth as of the Closing Date (the “Assumed Indebtedness”). The Wentworth Merger Consideration is equal to the quotient of: (a) the difference of (i) Enterprise Value, minus (ii) Closing Wentworth Indebtedness, minus (iii) Sponsor Share Value, minus (iv) Outstanding Transaction Expenses, minus (v) Wentworth Class B Redemption Amount, divided by (b) the Per Share Price, subject to the Minimum Company Share Amount.

The Business Combination Agreements contains customary representations and warranties, covenants and closing conditions, including, but not limited to approval by our shareholders of the Business Combination Agreement. The terms of the Business Combination Agreement and other related ancillary agreements to be entered into in connection with the Closing are summarized in more detail in our Current Report on Form 8-K filed with the SEC on July 7, 2022. Capitalized terms used in this Quarterly Report on Form 10-Q but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

Results of Operations

For the three months ended June 30, 2022, we incurred a loss from operations of $1,648,928. Net loss for the Company of $519,951 included the loss from operations and tax expense of $4,032, offset by the changes in fair value of warrant liability of $1,062,919, changes in fair value of convertible promissory note of $3,049 and interest income from the Trust Account of $67,041.

For the six months ended June 30, 2022, we incurred a loss from operations of $2,525,125, including legal and professional fees of $2,316,997, directors’ fee of $52,500, insurance expenses of $74,384 and other general operation expenses totalling $81,245. We also incurred $4,032 in tax expenses. In addition to the loss from operations, we realized other income of $5,501,447 consisting of interest income of $77,563 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $109,291 and a $5,314,593 gain from a decrease in the fair value of the Company’s warrant liability. Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we incurred a loss from operations of $257,346. Net loss for the Company of $2,770,153 included the loss from operations, changes in fair value of warrant liability of $2,515,778 offset by interest income from the Trust Account of $2,971.

For the six months ended June 30, 2021, we incurred a loss from operations of $457,848. Net loss for the Company of $4,018,195 included the loss from operations, changes in fair value of warrant liability of $3,558,042 and transaction costs of $8,211, offset by interest income from the Trust Account of $5,906.

At June 30, 2022, $15,105,758 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our amended and restated certificate of incorporation (the “Charter”) provides that none of the funds held in trust will be released from the Trust Account until such time as or under the following circumstances (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination within 18 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination within such 18 month period. Through December 31, 2020, we have not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, no amounts for these administrative services were charged to the statement of operations or paid.

Liquidity, Capital Resources and Going Concern

As of June 30, 2022, we had cash outside our Trust Account of $139,927, available for working capital needs and a working capital deficit of $2,268,718 (excluding Delaware franchise taxes). We intend to use the funds held outside the Trust Account for consummating the Business Combination.

As of June 30, 2022, we had marketable securities held in the Trust Account of $15,105,758 consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the six months ended June 30, 2022, cash used in operating activities was $1,137,582. Net income of $2,972,290 was primarily driven by a change in the fair value of the Warrants of $5,314,593, changes in fair value of convertible promissory note of $109,291, interest income from the Trust Account of $77,563, and an increase in accounts payable, taxes payable and accrued expenses of $1,391,548. On May 20, 2022, 10,036,744 shares of our class A common stock were redeemed. As a result, we withdrew $102,894,278 from the Trust account.

For the six months ended June 30, 2021, cash used in operating activities was $265,883. Net loss of $4,018,195 was primarily driven by a change in the fair value of the Warrants of $3,558,042, transaction costs of $8,211, interest earned on cash held in Trust Account of $5,844 and an increase in accounts payable and accrued expenses of $191,903.

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

If our estimate of the costs of completing the contemplated business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate the business prior to a business combination. Moreover, in addition to the access to the Working Capital Loans, we may need to obtain other financing either to complete a Business Combination or because we become obligated to redeem a significant number of public shares upon consummation of a Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available, we will be forced to cease operations and liquidate the Trust Account. In addition, following a Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have until November 24, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Critical Accounting Policies

The preparation of consolidated condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. We elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, we record each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the consolidated condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumption a market participant would use in pricing the asset or liability.

Redeemable Shares of Class A Common Stock

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our redeemable Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of redeemable Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

On May 18, 2022, we held a special meeting in lieu of an annual meeting pursuant to which our stockholders approved extending the date by which we had to complete a Business Combination from May 24, 2022 to November 24, 2022. In connection with the approval of the extension, the stockholders elected to redeem an aggregate of 10,036,744 class A common stock. As a result, an aggregate of $102,894,278 (or approximately ($10.25 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of June 30, 2022 and December 31, 2021, 1,463,256 and 11,500,000 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As we are a smaller reporting company, adoption of ASU 2020-06 will be required for fiscal years beginning after December 15, 2023, including interim periods with those fiscal years. The Company is still evaluating the impact of ASU 2020-06 and will adopt as required.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting related to complex financial instruments described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness. To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Pink under the symbol “KWAC”. The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

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

KINGSWOOD ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)