Form 10-Q
period 2022-09-30
Kingswood Acquisition Corp.
filed 2022-11-14
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
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

As of November 14, 2022, there were 1,463,256 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding as reported on the OTC Pink Marketplace.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash	$252,481	$838,478
Taxes receivable	13,759	—
Prepaid expenses	26,411	132,740
Total current assets	292,651	971,218

Investment held in Trust Account	15,355,738	117,861,531
Total Assets	$15,648,389	$118,832,749

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$2,479,733	$758,095
Convertible promissory note	859,821	—
Due to related party	1,667	1,667
Total current liabilities	3,341,221	759,762

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	369,287	6,443,107
Total liabilities	7,735,508	11,227,869

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 1,463,256 shares and 11,500,000 shares at redemption value of $10.39 and $10.25 at September 30, 2022 and December 31, 2021, respectively	15,198,148	117,861,531

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 1,463,256 and 11,500,000 shares subject to possible redemption at September 30, 2022 and December 31, 2021, respectively	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(7,285,565)	(10,256,949)
Total stockholders’ deficit	(7,285,267)	(10,256,651)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$15,648,389	$118,832,749

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating costs	$736,011	$382,547	$3,261,136	$840,395
Loss from operations	(736,011)	(382,547)	(3,261,136)	(840,395)

Other income (expense):
Interest Income	67,094	2,990	144,657	8,896
Change in fair value - convertible promissory note	140,888	—	250,179	—
Transaction costs	—	—	—	(8,211)
Change in fair value of warrant liabilities	759,227	3,406,196	6,073,820	(151,846)
Total other income (expense), net	967,209	3,409,186	6,468,656	(151,161)

Income (loss) before provision for income taxes	231,198	3,026,639	3,207,520	(991,556)
Provision for income taxes	(1,209)	—	(5,241)	—
Net income (loss)	$229,989	$3,026,639	$3,202,279	$(991,556)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	1,463,256	11,500,000	6,573,540	11,500,000
Basic and diluted net income (loss) per share	$0.05	$0.21	$0.34	$(0.07)
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000	2,979,000	2,979,000
Basic and diluted net income (loss) per share	$0.05	$0.21	$0.33	$(0.07)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2022	104,000	$10	2,875,000	$288	$—	$(10,256,949)	$(10,256,651)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(10,506)	(10,506)

Net Income	—	—	—	—	—	3,492,241	3,492,241

Balance as of March 31, 2022	104,000	$10	2,875,000	$288	$—	$(6,775,214)	$(6,774,916)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(63,930)	(63,930)

Net Loss	—	—	—	—	—	(519,951)	(519,951)

Balance as of June 30, 2022	104,000	$10	2,875,000	$288	$—	$(7,359,095)	$(7,358,797)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(156,459)	(156,459)

Net Loss	—	—	—	—	—	229,989	229,989

Balance as of September 30, 2022	104,000	$10	2,875,000	$288	$—	$(7,285,565)	$(7,285,267)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2021	104,000	$10	2,875,000	$288	—	$(9,558,337)	$(9,558,039)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(243,997)	(243,997)

Net Loss	—	—	—	—	—	(1,248,042)	(1,248,042)

Balance as of March 31, 2021	104,000	$10	2,875,000	$288	—	$(11,050,376)	$(11,050,078)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,938)	(2,938)

Net Loss	—	—	—	—	—	(2,770,153)	(2,770,153)

Balance as of June 30, 2021	104,000	$10	2,875,000	$288	—	$(13,823,467)	$(13,823,169)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(2,971)	(2,971)

Net Income	—	—	—	—	—	3,026,639	3,026,639

Balance as of September 30, 2021	104,000	$10	2,875,000	$288	—	$(10,799,799)	$(10,799,501)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$3,202,279	$(991,556)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash held in Trust Account	(144,609)	(8,815)
Change in fair value of convertible note	(250,179)	—
Change in fair value of warrant liabilities	(6,073,820)	151,846
Transaction costs	—	8,211
Changes in working capital:
Prepaid expenses	106,329	120,822
Taxes payable	(13,759)	—
Accounts payable and accrued expenses	1,721,638	341,194
Net cash used in operating activities	(1,452,121)	(378,298)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	102,894,278	—
Proceeds from convertible promissory note	(243,876)	—
Net cash provided by investing activities	102,650,402	—

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(102,894,278)	—
Proceeds from convertible promissory note	1,110,000	—
Net cash used in financing activities	(101,784,278)	—

Net change in cash	(585,997)	(378,298)
Cash, beginning of the period	838,478	1,457,839
Cash, end of period	$252,481	$1,079,541
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Accretion of Class A common stock subject to possible redemption	$230,895	$249,906
Accrued deferred offering costs	$—	$249,302

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through September 30, 2022, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities and convertible promissory notes as other income (expense). The Company has selected December 31 as its fiscal year end.

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

Proxy Statement

On May 18, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) virtually, with respect to the voting on the proposal to extend the date by which the Company must complete its Business Combination from May 24, 2022 to November 24, 2022. A total of 14,479,000 shares of the Company’s Class A common stock and Class B common stock, or 79% of the Company’s outstanding stock as of May 18, 2022, the record date for the Special Meeting, were represented virtually or by proxy at the Special Meeting. In connection with the Extension Amendment, shareholders holding 10,036,744 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $60,969 are payable monthly through the Company’s extension date in November 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the nine months ended September 30, 2022, $243,876 was deposited in the Trust Account.

The Company will hold a special meeting of the holders of record of shares of Class A common stock and shares of Class B common stock of the Company (“Special Meeting”), par value $0.0001 per share (“Class B common stock”), at a date to be determined, but no later than the current extension date of November 24, 2022, to vote on the two proposals outlined below.

●	Proposal No. 1 — The “Extension Amendment Proposal” — to consider and vote upon a proposal to amend the Company’s second amended and restated certificate of incorporation (the “Charter”) pursuant to a second amendment to the Charter in the form set forth in Annex A to the accompanying Proxy Statement (the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) to extend the date (the “Extension”) by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 24, 2020 (the “IPO”), from November 24, 2022 to May 24, 2023 (the “Extension” and such date, the “Extended Date”); and
●	Proposal No. 2 — The “Adjournment Proposal” — to consider and vote upon a proposal to adjourn the Special Meeting of the Company stockholders to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve one or more proposals presented to stockholders for vote.

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

Liquidity, Capital Resources, and Going Concern

As of September 30, 2022, the Company had cash of $252,481 and working capital deficit of $3,454,666 excluding taxes payable from the Trust Account.

On March 24, 2022, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in the form of convertible promissory notes as may be required (the “Working Capital Loans” or “Convertible Promissory Note”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. As of September 30, 2022, and December 31, 2021, $1,110,000 and $0, respectively, was drawn on the convertible promissory note, presented at its fair value of approximately $860,000 and $0, respectively.

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

The Company has until November 24, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution, unless time for which the Business Combination is otherwise extended as further outlined above under the heading Proxy Statement. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022.

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

Consideration of Inflation Reduction Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Marketable securities held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund. Money market funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company evaluated its Warrants, (which are discussed in Note 4 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that a provision in the Warrant Agreement related to certain transfers, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On May 18, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a Business Combination from May 24, 2022 to November 24, 2022. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 10,036,744 class A common stock. As a result, an aggregate of $102,894,278 (or approximately ($10.25 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of September 30, 2022 and December 31, 2021, 1,463,256 and 11,500,000 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the accompanying unaudited condensed balance sheets are reconciled in the following table.

	September 30,	December 31,
	2022	2021

As of beginning of the period	$117,861,531	$117,849,745
Less:
Redemptions	(102,894,278)	—
Plus:
Remeasurement adjustment of carrying value to redemption value	230,895	11,786
Class A common stock subject to possible redemption	$15,198,148	$117,861,531

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.52% and 0.0% for the three months ended September 30, 2022 and 2021 and 0.16% and 0.0% for the nine months ended September 30, 2022 and 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value of the convertible notes liability, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income (loss) available to Redeemable Class A	$75,896	$2,391,045	$2,209,573	$(783,329)
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	1,463,256	11,500,000	6,573,540	11,500,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	$0.05	$0.21	$0.34	$(0.07)
Net income (loss) available to non-redeemable Class A and Class B common stock	154,093	635,594	992,706	(208,227)
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	$2,979,000	$2,979,000	$2,979,000	$2,979,000
Basic and diluted net income (loss) per share, Class A and Class B common stock	$0.05	$0.21	$0.33	$(0.07)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable to the Company for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, on March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022, $1,110,000 was drawn on the convertible promissory note, presented at its fair value of approximately $859,821 on the accompanying unaudited condensed balance sheet. As of December 31, 2021, the Company had no borrowings under the convertible promissory note.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $0 and $1,667 of administrative service fees as of September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, the $1,667 on the balance sheet for due to related party is for the administrative service fee.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At September 30, 2022 and December 31, 2021, there were 1,463,256 and 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption, respectively, and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at September 30, 2022 and December 31, 2021.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account(1)	$15,355,738	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$859,821
Private Placement Warrants	$—	$—	$196,787
Public Warrants	$172,500	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Mutual Funds held in Trust Account (1)	$117,861,531	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$2,820,607
Public Warrants	$3,622,500	$—	$—
(1)	The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

Warrants, and Convertible Promissory Note

The Warrants and Convertible Promissory Note are accounted for as liabilities in accordance with ASC 815-40 on the condensed balance sheets. The warrant liabilities and Convertible Promissory Note are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and convertible promissory note in the statement of operations.

Measurement

On September 30, 2022 and December 31, 2021 the Company’s Public Warrants were separately trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the closing market price at September 28, 2022 and December 31, 2021, respectively.

On September 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	September 30,	December 31,
Input	2022	2021
Stock price	$10.26	$10.10
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	4.06%	1.26%
Dividend yield	—%	—%
Volatility	1.8%	10%

On September 30, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note. The Convertible Promissory Note was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

September 30,
Input	2022
Amount due at maturity	$1,100,000
Term (years)	0.5
Probability of a successful business combination	80%
Present value factor	0.9683

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and the Working Capital Loan Option. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and the Working Capital Loan Option and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and the Working Capital Loan Option and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Fair value at December 31, 2021	$2,820,607
Borrowing - Convertible Promissory Note	500,000
Change in value of Convertible Promissory Note	(106,242)
Change in fair value - Private Warrant Liabilities	(1,836,674)
Fair Value at March 31, 2022	$1,377,691
Change in value of Convertible Promissory Note	(3,049)
Change in fair value of private warrants	(459,169)
Fair Value at June 30, 2022	$915,473
Borrowing - Convertible Promissory Note	610,000
Change in value of Convertible Promissory Note	(140,888)
Change in fair value of private warrants	(327,977)
Fair Value at September 30, 2022	$1,056,608

Fair value at December 31, 2020	$7,202,334
Public warrants reclassified to level 1 (1)	(4,571,250)
Change in fair value	1,042,264
Fair Value at March 31, 2021	$3,673,348
Change in fair value	1,049,528
Fair Value at June 30, 2021	$4,722,876
Change in fair value	(582,876)
Fair Value at September 30, 2021	4,140,000
(1)	Assumes the Public Warrants were reclassified on September 30, 2021.

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

Recent Developments

Proxy Statement

Our amended and restated certificate of incorporation was amended with a stockholder vote to extend the time required to consummate a Business Combination. On May 18, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) virtually, with respect to the voting on the proposal to extend the date by which the Company must complete its Business Combination from May 24, 2022 to November 24, 2022. A total of 14,479,000 shares of the Company’s Class A common stock and Class B common stock, or 79% of the Company’s outstanding stock as of May 18, 2022, the record date for the Special Meeting, were represented virtually or by proxy at the Special Meeting. In connection with the Extension Amendment, shareholders holding 10,036,744 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $60,969 are payable monthly through the Company’s extension date in November 2022 (if the Sponsor fully extends the term the Company has to complete an initial Business Combination). For the nine months ended September 30, 2022, $243,874 was deposited in the Trust Account.

The Company will hold a Special Meeting of the holders of record of shares of Class A common stock and shares of Class B common stock of the Company, par value $0.0001 per share (“Class B common stock”), at a date to be determined, but no later than the current extension date of November 24, 2022, to vote on the two proposals outlined below.

●	Proposal No. 1 — The “Extension Amendment Proposal” — to consider and vote upon a proposal to amend the Company’s second amended and restated certificate of incorporation (the “Charter”) pursuant to a second amendment to the Charter in the form set forth in Annex A to the accompanying Proxy Statement (the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”) to extend the date (the “Extension”) by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 24, 2020 (the “IPO”), from November 24, 2022 to May 24, 2023 (the “Extension” and such date, the “Extended Date”); and
●	Proposal No. 2 — The “Adjournment Proposal” — to consider and vote upon a proposal to adjourn the Special Meeting to a later date oor dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve one or more proposals presented to stockholders for vote (the “Adjournment Proposal”).

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

Results of Operations

For the three months ended September 30, 2022, we incurred a loss from operations of $736,011. Net income for the Company of $229,989 included the changes in fair value of warrant liability of $759,227, changes in fair value of convertible promissory note of $140,888 and interest income from the Trust Account of $67,094, offset by loss from operations and tax expense of $1,209.

For the nine months ended September 30, 2022, we incurred a loss from operations of $3,261,136, including legal and professional fees of $2,936,487, directors’ fee of $78,750, insurance expenses of $112,192 and other general operating expenses totaling $133,707. We also incurred $5,241 in tax expenses. In addition to the loss from operations, we realized other income of $6,468,656 consisting of interest income of $144,657 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $250,179 and a $6,073,820 gain from a decrease in the fair value of the Company’s warrant liability. Through September 30, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2021, we incurred a loss from operations of $382,547, including legal and professional fees of $283,440, directors’ fee of $26,250, insurance expenses of $37,809 and other general operating expenses totaling $35,048. Net income for the Company of $3,026,639 included the changes in fair value of warrant liability of $3,406,196 and interest income from the Trust Account of $2,990, offset by the loss from operations. In addition to the net income, the Company incurred other income of $3,409,186 consisting of interest income of $2,990 from the Trust and operating bank accounts and a $3,406,196 gain from a decrease in the fair value of the Company’s Warrant liability. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts.

For the nine months ended September 30, 2021, we incurred a loss from operations of $840,395, including legal and professional fees of $477,506, directors’ fee of $105,000, insurance expenses of $112,192 and other general operation expenses totaling $145,697. In addition to the loss from operations, we incurred other net expenses of $151,161 consisting of interest income of $8,896 from the Trust and operating bank accounts, $151,846 loss from an increase in the fair value of the Company’s Warrant liability, and $8,211 in Company offering costs. Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts.

At September 30, 2022, $15,355,738 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

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

We have also agreed to reimburse an affiliate of the sponsor for office space, secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and we do not pay a third party directly for such services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022 and 2021, no amounts for these administrative services were charged to the statement of operations or paid.

Liquidity, Capital Resources and Going Concern

As of September 30, 2022, we had cash outside our Trust Account of $252,481, available for working capital needs and a working capital deficit of $3,454,666 (excluding federal income and Delaware franchise taxes). We intend to use the funds held outside the Trust Account for consummating the Business Combination.

As of September 30, 2022, we had marketable securities held in the Trust Account of $15,355,738 consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the nine months ended September 30, 2022, cash used in operating activities was $1,452,123. Net income of $3,202,279 was primarily driven by a change in the fair value of the Warrants of $6,073,820, changes in fair value of convertible promissory note of $250,179, interest income from the Trust Account of $144,609, and an increase in accounts payable, taxes payable and accrued expenses of $1,814,206. On May 20, 2022, 10,036,744 shares of our class A common stock were redeemed. As a result, we withdrew $102,894,278 from the Trust account.

For the nine months ended September 30, 2021, cash used in operating activities was $378,298. Net loss of $991,556 was primarily driven by a change in the fair value of the Warrants of $151,846 and an increase in accounts payable and accrued expenses of $341,194

On March 24, 2022, our Sponsor has agreed to loan us up to $1,500,000 as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant.

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

We have until November 24, 2022 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless time for which the Business Combination is otherwise extended as further outlined above under the heading Proxy Statement. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On May 18, 2022, we held a special meeting in lieu of an annual meeting pursuant to which our stockholders approved extending the date by which we had to complete a Business Combination from May 24, 2022 to November 24, 2022. In connection with the approval of the extension, the stockholders elected to redeem an aggregate of 10,036,744 class A common stock. As a result, an aggregate of $102,894,278 (or approximately ($10.25 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of September 30, 2022 and December 31, 2021, 1,463,256 and 11,500,000 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income (Loss) per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022 (the “Evaluation Date”), as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of the Evaluation Date, due solely to the material weakness in our internal control over financial reporting related to complex financial instruments described below and in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weakness. To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are traded on OTC Pink Marketplace, we will be a “covered corporation” within the meaning of the IRA following this offering. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (“Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the registration statement of our initial public offering (the “IPO Registration Statement”), we will liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

The SPAC Rule Proposals include proposals relating to the circumstances in which special purpose acquisition companies (“SPACs”) such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for SPACs certain criteria from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the IPO Registration Statement. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that may not complete its initial business combination within 24 months after the effective date of its IPO Registration Statement. We do not expect to complete our initial business combination within 24 months of the effective date of our IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities to facilitate the fair presentation of our financial statements.

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

“If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, or has substantial ties with non-U.S. persons domiciled in the United Kingdom. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review and/or mandatory filings.

If our potential initial business combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial business combination with such business. In addition, if our potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The potential limitations and risks may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy.

Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

KINGSWOOD ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)