Form 10-K
period 2022-12-31
Kingswood Acquisition Corp.
filed 2023-04-17
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
None

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

As of April 17, 2023, there were 612,456 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding as reported on the OTC Pink Marketplace.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursement and other benefits;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our Public Offering.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and holders of our securities could lose all or part of their investment. Such risks include, but are not limited to:

●	Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Our public stockholders’ only opportunity to effect an investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their public shares from us for cash.
●	We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.
●	The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete a business combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate Kingswood Acquisition Corp. (the “Company”). To avoid that result, subsequent to December 31, 2022, we have liquidated the securities held in the Company’s trust account (the “Trust Account”) and instead hold all funds in the Trust Account in cash. As a result, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events and the status of debt and equity markets.

●	The requirement that we complete our initial business combination by May 24, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.
●	Our securityholders will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Our securityholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate their investment, our securityholders may be forced to sell their public shares or public warrants, potentially at a loss.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.39 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least May 24, 2023, it could limit the amount of cash available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).
●	We may effect our initial business combination with a company located outside of the United States, which may subject us to a variety of additional risks that adversely affect us.
●	We are a blank check company with no operating history and no revenues, and our securityholders have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

PART I

References in this report to “we,” “us” or the “Company” refer to Kingswood Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Kingswood Global Sponsor LLC, a Delaware limited liability company.

ITEM 1. BUSINESS.

Introduction

We are a blank check company incorporated on July 27, 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination throughout this Annual Report on Form 10-K. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On November 24, 2020, we consummated our initial public offering (“Public Offering”) of 11,500,000 units, including the issuance of 1,500,000 units as a result of the underwriters’ full exercise of their over-allotment option. Each unit consists of (i) one share of Class A common stock (“public shares”) and (ii) three-fourths of one redeemable warrant (“public warrants”). Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $115,000,000. Prior to the consummation of the Public Offering, on August 17, 2020, our sponsor purchased an aggregate of 4,312,500 shares of Class B common stock (the “founder shares”) for $25,000, or $0.006 per share. On October 22, 2020, our sponsor surrendered 718,750 founder shares for no consideration. On November 3, 2020, sponsor surrendered an additional 718,750 founder shares for no consideration. The number of founder shares outstanding was determined based on the Company’s expectation that the total size of the Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering.

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,481,550 warrants (the “private placement warrants”) to sponsor and one of the Company’s directors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,481,550. The private placement warrants are identical to the public warrants, except that the private placement warrants, so long as they are held by sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. If the Company does not consummate its initial business combination, the private placement warrants will expire worthless.

Additionally, in lieu of 0.9% of the gross proceeds of the Public Offering, we issued to Oppenheimer & Co. Inc. 104,000 units (“Underwriter Units”) simultaneously with the consummation of the Public Offering. The Underwriter Units are identical to the units sold in the Public Offering, except that, so long as they are held by Oppenheimer & Co. Inc. or its permitted transferees, the warrants underlying the Underwriter Units (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. In addition, Oppenheimer & Co. Inc. has agreed (i) to waive its redemption rights with respect to the shares underlying the Underwriter Units in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to consummate our initial business combination by May 24, 2023.

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

On May 18, 2022, we convened its special meeting in lieu of an annual meeting of stockholders at which our stockholders approved an amendment to our second amended and restated certificate of incorporation extending the date by which we must consummate our initial business combination from May 24, 2022 to November 24, 2022. In connection therewith, holders of 10,036,744 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders. Additionally, for each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969, or approximately $0.04 per public share not redeemed in connection with such extension amendment. Through November 2022 an aggregate of $365,814 was loaned to the Company and subsequently deposited by the Company into the Trust Account.

On November 23, 2022, we convened its special meeting in lieu of an annual meeting of stockholders at which our stockholders approved a further amendment to our second amended and restated certificate of incorporation extending the date by which we must consummate our initial business combination from November 24, 2022 to May 24, 2023. In connection therewith, holders of 954,800 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On November 21, 2022, the Company paid from the Trust Account an aggregate amount of $10,142,765, or approximately $10.62 per share to such redeeming shareholders. Additionally, in connection with such extension amendment, Wentworth agreed to pay for certain merger related expenses, including depositing $69,218 per month, or approximately $0.25 per share for each public share not redeemed in connection with the extension amendment, into the Trust Account through May 2023.  As of December 31, 2022, Wentworth owes an aggregate of $198,522 to the Company for these items.

Except for the withdrawal of interest to pay taxes, if any, and to fund our working capital requirements (subject to an annual limit of  $100,000), our second amended and restated certificate of incorporation, as amended from time to time (“Charter”) provides that none of the funds held in trust will be released from the Trust Account until the earlier of (i) the completion of our initial business combination; (ii) the redemption of any of the shares of Class A common stock sold as part of the units sold in our Public Offering (“public shares”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of our obligation to redeem 100% of the public shares if we do not complete an initial business combination by May 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the public shares if we are unable to complete an initial business combination by May 24, 2023. The proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

As of December 31, 2022, after giving effect to the redemptions of public shares and additional contributions made to the Trust Account, there was $5,514,494 cash held in the Trust Account and $277,511 of cash held outside the Trust Account available for working capital purposes. For the year ended December 31, 2022, no funds had been withdrawn from the Trust Account to pay the Company’s taxes.

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

In evaluating a prospective target business, we have conducted a thorough due diligence review encompassing, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Merger Agreement

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Binah Capital Group, Inc., a Delaware corporation (“Holdings”), Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”).  Each of Holdings, Kingswood Merger Sub and Wentworth Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Merger Agreement. Holdings is a wholly-owned direct subsidiary of Kingswood and both Kingswood Merger Sub and Wentworth Merger Sub are wholly-owned direct subsidiaries of Holdings.

The business combination contemplated by the Merger Agreement is structured as a “double dummy” transaction, pursuant to which: (i) Kingswood Merger Sub will merge with and into the Company (the “Kingswood Merger”), with the Company surviving the Kingswood Merger as a wholly owned subsidiary of Holdings (the “Kingswood Surviving Company”); (ii) simultaneously with the Kingswood Merger, Wentworth Merger Sub will merge with and into Wentworth (the “Wentworth Merger”), with Wentworth surviving the Wentworth Merger as a wholly-owned subsidiary of Holdings (the “Wentworth Surviving Company”). Kingswood Surviving

Company will acquire, and Holdings will contribute to Kingswood Surviving Company (the “Holdings Contribution”) all units of the Wentworth Surviving Company directly held by Holdings after the Wentworth Merger, such that, following the Holdings Contribution, the Wentworth Surviving Company will be a wholly-owned subsidiary of the Kingswood Surviving Company (together with the Kingswood Merger, the Wentworth Merger and the other transactions related thereto, the “Transactions”).

In connection with the Kingswood Merger, our stockholders will have the right to receive (i) one share of Holdings common stock in exchange for each share of Class A common stock outstanding immediately prior to the effective time of the Kingswood Merger, and (ii) one Holdings warrant in exchange for each public warrant of the Company outstanding immediately prior to the effective time of the Kingswood Merger. Each such Holdings warrant will entitle the holder thereof to purchase one share of Holdings common stock at a price of $11.50 per share and will have terms comparable to the public warrants.

Our sponsor, as a stockholder of the Company, will have the right to receive (i) one share of Holdings common stock in exchange for each Founder Share outstanding immediately prior to the effective time of the Kingswood Merger, and (ii) up to one Holdings warrant in exchange for each Private Placement Warrant outstanding immediately prior to the effective time of the Kingswood Merger, subject to the satisfaction of certain conditions. Each such Holdings warrant will entitle the holder thereof to purchase one share of Holdings common stock at a price of $11.50 per share and will have terms comparable to the private placement warrants.

In connection with the Transactions, the consideration payable to securityholders in Wentworth (the “Wentworth Merger Consideration”) will consist of Holdings common shares issued on the closing date of the Transactions (the “Share Consideration”), and the assumption of all indebtedness of Wentworth as of the closing date of the Transactions (the “Assumed Indebtedness”). The Wentworth Merger Consideration is equal to the quotient of: (a) the difference of (i) enterprise value, minus (ii) closing Wentworth indebtedness, minus (iii) sponsor share value, minus (iv) outstanding Transaction expenses, minus (v) Wentworth Class B Redemption Amount, divided by (b) the Per Share Price; provided, however, that, in no event shall the Wentworth Merger Consideration be less than the Minimum Wentworth Share Amount.

The Merger Agreements contains additional representations, warranties, covenants, conditions precedent and other terms and conditions customary for transactions of this type, including, but not limited to approval by our shareholders of the Merger Agreement. The terms of the Merger Agreement and other related ancillary agreements are summarized in more detail in our Current Report on Form 8-K filed with the SEC on July 7, 2022.

On December 30, 2022, the Company, Holdings, and Wentworth entered into a side letter agreement to the Merger Agreement revising the Merger Agreement to extend the termination date of the Merger Agreement from December 30, 2022 to June 30, 2023.

On March 20, 2023, Kingswood, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain First Amendment to the Merger Agreement (the “Amendment”) which amends the Merger Agreement to, among other things, (i) amend and restate the definition of “Transaction Expenses Shortfall” in the Merger Agreement to an amount equal to (x) the Outstanding Transaction Expenses (as defined in the Merger Agreement) minus (y) the Available Closing Date Cash (as defined in the Merger Agreement); (ii) ·amend and restate the condition precedent in Section 8.03(k) of the Merger Agreement to require that Available Closing Date Cash be sufficient to cover an amount equal to the sum of $3,500,000 and the Outstanding Transaction Expenses; and (iii) amend and restate the termination rights in Section 9.01(c)(B) to allow for the termination of the Merger Agreement if the Available Closing Date Cash is insufficient to cover the sum of $3,500,000 and the Outstanding Transaction Expenses.

Support Agreements

Contemporaneously with the execution of the Merger Agreement, (i) certain holders of the Kingswood common stock, including our sponsor, entered into the Founder Support Agreement, pursuant to which, among other things, such holders agreed to approve the Merger Agreement, and (ii) securityholders of Wentworth representing a majority of Wentworth’s outstanding membership interests entered into the Wentworth Support Agreement, pursuant to which, among other things, such Wentworth securityholders agreed to approve the Merger Agreement.

In addition, the holders of our private placement warrants have agreed that at the effective time of the Kingswood Merger, the aggregate number of issued and outstanding private placement warrants held by the Sponsor Support Holders shall be adjusted in the following manner: (i) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is less than $15,000,000 then 100% of the private placement warrants will be forfeited; (ii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $15,000,000 but less than $17,500,000 then 90% of the private placement warrants will be forfeited; (iii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $17,500,000 but less than $20,000,000 then 80% of the private placement warrants would be forfeited; (iv) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $20,000,000 but less than $22,500,000 then 70% of the private placement warrants will be forfeited; (v) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $22,500,000 but less than $25,000,000 then 60% of the private placement warrants will be forfeited; (vi) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $25,000,000 but less than $27,500,000 then 50% of the private placement warrants will be forfeited; (vii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $27,500,000 but less than $30,000,000 then 40% of the private placement warrants will be forfeited; (viii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $30,000,000 then 0% of the private placement warrants will be forfeited.

The terms of the Founder Support Agreement and Wentworth Support Agreement are summarized in more detail in our Current Report on Form 8-K filed with the SEC on July 7, 2022.

Redemption Rights for Holders of Public Shares Upon Consummation of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations and on the conditions described herein. The per-share amount we will distribute to investors who properly redeem their public shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its public shares. Our initial stockholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may acquire during or after the Public Offering in connection with the completion of our business combination.

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

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of public shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and any applicable listing standards. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. If our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their public shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of public shares could be to (i) vote such public shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our Charter may be amended with a stockholder vote to extend the time required to consummate an initial business combination.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to excess public shares without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of public shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force the Company or management to purchase their public shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares sold in the Public Offering could threaten to exercise its redemption rights if such holder’s public shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their public shares (including excess public shares) for or against the Company’s initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

The amendments to our Charter provide that we will have until May 24, 2023 to consummate our initial business combination. If we are unable to consummate our initial business combination by May 24, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate our initial business combination by May 24, 2023.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
●	our obligation to redeem or repurchase public shares held by our public stockholders may reduce the resources available to us for a business combination; and
●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot guarantee that, subsequent to a business combination, we will have the resources or ability to compete effectively.

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

Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. Investors in our securities should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K and the prospectus associated with the Public Offering. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and our stockholders could lose all or part of their investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We may not be able to consummate our initial business combination by May 24, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate our initial business combination by May 24, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Company will incur significant transaction and transition costs in connection with the business combination. If the Company fails to consummate the business combination, it may not have sufficient cash available to pay such costs.

The Company expects to incur significant, non-recurring costs in connection with consummating the business combination. Some of these costs are payable regardless of whether the business combination is completed. The Company’s transaction expenses as a result of the business combination are currently estimated at approximately $14 million, which is comprised of (i) $4,025,000 in deferred underwriting compensation payable to the underwriters of our Public Offering and (ii) fees associated with legal, audit, printing and mailing of the proxy statement/prospectus, investor relations, insurance, and other operating costs related to the business combination. If the Company does not consummate the business combination, it will be required to pay its own fees and expenses, and the Company likely will not have sufficient cash available to pay its fees and expenses unless and until it completes a subsequent business combination transaction.

The business combination is subject to the satisfaction of certain conditions, which may not be satisfied in a timely manner, if at all.

The consummation of the business combination is subject to customary closing conditions for transactions involving special purpose acquisition companies, including, among others:

●	approval of several proposals by our shareholders;
●	the shares of Holdings common stock constituting the business combination consideration for Wentworth’s securityholders shall have been approved for listing on a national securities exchange subject to notice of official issuance;
●	no order, statute, rule or regulation enjoining or prohibiting the consummation of the business combination being in effect;

●	the Company having at least $5,000,001 of net tangible assets as of the closing of the business combination;
●	the registration statement on Form S-4 relating to the Transactions having become effective and no stop order being in effect;
●	the receipt of certain regulatory approvals; and
●	customary bring down conditions.

If the net proceeds of the Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate until May 24, 2023, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of this Public Offering, only $1,200,000 were available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account and the support of the Sponsor will be sufficient to allow us to operate until May 24, 2023; however, we cannot guarantee that our estimated working capital requirements are accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In the event that our business combination were to be terminated, our securityholders would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.

In the event that the business combination were to be terminated, we would expect to focus our search on an alternative target business involved in the ownership, financing and management of societal infrastructure, but we may seek to complete a business combination with a target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure our securityholders that any such transaction would be more or less favorable than the business combination, or would or would not result in a reduction in the value of our public shares.

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

Our public stockholders’ only opportunity to effect their investment decision regarding a potential business combination may be limited to the exercise of their right to redeem their public shares from us for cash.

Our public stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, our public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, our public stockholders’ only opportunity to effect their investment decision regarding our initial business combination may be limited to exercising their redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own approximately 85% of our issued and outstanding shares of common stock. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our initial business combination. Our Charter provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in the event that only the minimum number of shares representing a quorum is present at a stockholders’ meeting held to vote on our initial business combination, in addition to our initial stockholders’ founder shares, we would need  none of the public shares currently outstanding to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of public shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters from our Public Offering will not be adjusted for any public shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to public stockholders who properly exercise their redemption rights will not be reduced by such deferred underwriting commission and after such redemptions, the amount held in the Trust Account will continue to reflect our obligation to pay the entirety of such deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that our public stockholders would have to wait for liquidation in order to redeem their public shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, our public stockholders would not receive their pro rata portion of the

Trust Account until we liquidate the Trust Account. Public stockholders who are in need of immediate liquidity could attempt to sell their public shares in the open market; however, at such time our public shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, our public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with their exercise of redemption rights until we liquidate or they are able to sell their public shares in the open market.

The requirement that we consummate our initial business combination by May 24,2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate our initial business combination by May 24, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and specifically in the last nine months, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity would likely purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of public shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and listing standards. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their public shares. The purpose of any such purchases of public shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our securityholders will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets no less than $5,000,001 upon the completion of our Public Offering and the sale of the private placement warrants and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if a stockholder or a “group” of stockholders is deemed to hold in excess of 15% of our shares of Class A common stock, such stockholders will lose the ability to redeem all such shares in excess of 15% of our shares of Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined in Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Public Offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our stockholders’ inability to redeem the Excess Shares will reduce their influence over our ability to complete our initial business combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open-market transactions. Additionally, public stockholders will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, public stockholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open-market transactions, potentially at a loss.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.25 per public share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of the Company. Therefore, we cannot assure our public stockholders that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial business combination, and our public stockholders would receive such lesser amount per share in connection with any redemption of their public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our public stockholders and the per share amount that would otherwise be received by our public stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our public stockholders in connection with our liquidation may be reduced.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination by May 24, 2023 or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent consummating our initial business combination by May 24, 2023, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), which include proposals relating to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and the time required to consummate a business combination, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, subsequent to December 31, 2022 we have liquidated the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

The SPAC Rule Proposals include proposals relating to the circumstances in which special purpose acquisition companies such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for SPACs certain criteria from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination withing 18 months of its initial public offering and to complete its initial business combination no later than 24 months after the effective date of the registration statement related to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not completed its initial business combination within 24 months after the effective date of its IPO Registration Statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our securityholders would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account were previously held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), prior to the 24-month anniversary of the effective date of the registration statement relating to the Public Offering, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

Because we neither are limited to evaluating a target business in a particular industry sector with which to pursue our initial business combination, our securityholders will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has a differentiated ability to underwrite transactions across the financial services landscape, including the wealth and investment management sectors. Our Charter prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our securityholders that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure our securityholders that an investment in our units, public shares or public warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, our securityholders may have no assurance from an independent source that the price we pay in our initial business combination is fair to the Company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our securityholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

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

If we were considered to be a “foreign person,” we might not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations or review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our Sponsor is controlled by, or has substantial ties with non-U.S. persons domiciled in the United Kingdom. Acquisitions and investments by non-U.S. Persons in certain U.S. business may be subject to rules or regulations that limit foreign ownership. CFIUS is an interagency committee authorized to review certain transactions involving investments by foreign persons in U.S. businesses that have a nexus to critical technologies, critical infrastructure and/or sensitive personal data in order to determine the effect of such transactions on the national security of the United States. If we were considered to be a “foreign person” under such rules and regulations, any proposed business combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions, CFIUS review or mandatory filings.

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

Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause our securityholders to lose any potential investment opportunity in a target company and the chance of realizing future gains on their investment through any price appreciation in the combined company.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we guarantee that we will adequately ascertain or assess all of the significant risk factors. We also cannot guarantee that an investment in our units, public shares, or public warrants will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event that we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our Charter provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure our securityholders that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our initial business combination and that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require the approval of holders of 65% of our Common Stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial business combination by May 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot guarantee that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

If we are unable to consummate our initial business combination by May 24, 2023, our public stockholders may be forced to wait beyond May 24, 2023 before redemption from our Trust Account can occur.

If we are unable to consummate our initial business combination by May 24, 2023, the proceeds then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Delaware General Corporation Law (“DGCL”). In that case, investors may be forced to wait beyond May 24, 2023 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where stockholders have sought to redeem their shares of Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

The provisions of our Charter that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our Common Stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our Charter provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our Common Stock entitled to vote thereon. In all other instances, our Charter may be amended by holders of a majority of our outstanding Common Stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our Common Stock upon the closing of our Public Offering, may participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which our securityholders do not agree. Our stockholders may pursue remedies against us for any breach of our Charter.

Our sponsor, executive officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our Charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial business combination by May 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Public Offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot guarantee that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support.

Upon closing the Public Offering, our initial stockholders owned approximately 20% of our issued and outstanding shares of Common Stock (assuming they do not purchase any units in the Public Offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that our public stockholders do not support, including amendments to our Charter. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual meeting of stockholders to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, our results of operations and our share price, which could cause our securityholders to lose some or all of their investment.

Even if we conduct due diligence on a target business with which we combine, we cannot guarantee this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. However, the role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot guarantee that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by May 24, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the eighteenth month from the closing of the Public Offering in the event we do not consummate our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot guarantee that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not consummate our initial business combination by May 24, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

Risks Relating to our Sponsor and Management Team

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

Information regarding our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our stockholders, or of any results with respect to any initial business combination we may consummate. Prospective investors in our securities should not rely on the historical experiences of our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our stockholders may experience losses on their investment in our securities.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

On August 17, 2020, our sponsor purchased an aggregate of 4,312,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 22, 2020, our sponsor surrendered 718,750 founder shares for no consideration. On November 3, 2020, our sponsor surrendered an additional 718,750 founder shares for no consideration. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our Public Offering would be a maximum of 11,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our Public Offering. None of the founder shares are subject to forfeiture because the underwriters’ over-allotment option was exercised in full. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and one of our directors purchase an aggregate of 6,481,550 private placement warrants for an aggregate purchase price of $6,481,550, or $1.00 per warrant. The private placement warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as May 24, 2023 nears, which is the deadline for us to consummate our initial business combination.

Risks Relating to our Securities

Our securityholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, our securityholders may be forced to sell their public shares or public warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations and on the conditions described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not consummate our initial business combination by May 24, 2023 or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of our public shares if we are unable to consummate our initial business combination by May 24, 2023, subject to applicable law and as further described herein. In no other circumstances will a our securityholders have any right or interest of any kind in the Trust Account. Holders of our warrants will not have any right to the proceeds held in the Trust Account with respect to their warrants. Accordingly, to liquidate their investment, our securityholders may be forced to sell their public shares or public warrants, potentially at a loss.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot guarantee that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

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

Our warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and holders of our warrants do not have sufficient information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, our warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company of our initial business combination redeems or exchanges our existing warrants for securities pursuant to the warrant agreement, holders of our warrants may receive a security in a company about which they have insufficient information at this time. Pursuant to the warrant agreement, the surviving company of our initial business combination will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

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

Our Charter authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 Shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after our Public Offering, there were 88,500,000 and 7,125,000 authorized but unissued shares of Class A common stock and shares of Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the shares of Class B common stock. The shares of Class B Common Stock are automatically convertible into shares of Class A common stock at the time of the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Charter, including in certain circumstances in which we issue shares of Class A common stock or equity-linked securities related to our initial business combination. Immediately after our Public Offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the shares of Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Charter provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares on any initial business combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

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

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants. As a result, the exercise price of our public warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a public warrant could be decreased, all without the approval of the holders of our public warrants.

Our public warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the holders of the public warrants, thereby making such public warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send proper notice of such redemption to the warrants holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding public warrants could force holders thereof to (i) exercise their public warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their public warrants at the then-current market price when they might otherwise wish to hold such public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, is likely to be substantially less than the market value of such public warrants.

None of the private placement warrants will be redeemable by us.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,625,000 shares of Class A common stock as part of the units sold in the Public Offering and, simultaneously with the closing of the Public Offering, we issued an aggregate of 6,481,550 private placement warrants, at $1.00 per warrant and warrants to purchase 78,000 shares of Class A common stock as part of the Underwriter Units. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000  private placement warrants, at the price of $1.00 per warrant. We may also issue shares of Class A common stock in connection with our redemption of our warrants.

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

General Risk Factors

We are a recently formed blank check company with no operating history and no revenues, and our securityholders have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company established under the laws of the State of Delaware with no operating results. Because we lack an operating history, our securityholders have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of shares of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)Market Information

Our Class A common stock trades on the OTC Pink under the symbol “KWAC”. The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

(b)Holders

As of March 31, 2023, there were two holders of record of our units, one holder of record of our Class A common stock, two holders of record of our Class B common stock and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Class A common stock and warrants are held of record by banks, brokers and other financial institutions.

(c)Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Performance Graph

Not applicable for smaller reporting companies.

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

Overview

We are a blank check company incorporated as a Delaware corporation on July 27, 2020 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 6,481,550 warrants, each exercisable to purchase one share of Class A common stock, par value $0.0001 per share (“Class A common stock”) at $11.50 per share, to Kingswood Global Sponsor LLC, our sponsor, and one of the Company’s directors at a price of $1.00 per warrant, generating gross proceeds, before expenses, of approximately $6,481,550 (the “Private Placement”). We intend to consummate an initial business combination using cash from the proceeds of our Public Offering that closed on November 24, 2020 and the Private Placement, and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.

We have incurred, and in the event our initial business combination (as described below) is not consummated, expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot guaranty that our plan to complete our initial business combination, including the proposed business combination will be successful.

Recent Developments

Charter Amendments

On May 18, 2022, we convened its special meeting in lieu of an annual meeting of stockholders at which our stockholders approved an amendment to our second amended and restated certificate of incorporation extending the date by which we must consummate our initial business combination from May 24, 2022 to November 24, 2022. In connection therewith, holders of 10,036,744 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders. Additionally, for each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969, or approximately $0.04 per public share not redeemed in connection with such extension amendment. Through November 2022 an aggregate of $365,814 was loaned to the Company and subsequently deposited by the Company into the Trust Account.

On November 23, 2022, we convened its special meeting in lieu of an annual meeting of stockholders at which our stockholders approved a further amendment to our second amended and restated certificate of incorporation extending the date by which we must consummate our initial business combination from November 24, 2022 to May 24, 2023. In connection therewith, holders of 954,800 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On November 21, 2022, the

Company paid from the Trust Account an aggregate amount of $10,142,765, or approximately $10.62 per share to such redeeming shareholders. Additionally, in connection with such extension amendment, Wentworth agreed to pay for certain merger related expenses, including depositing $69,218 per month, or approximately $0.25 per share for each public share not redeemed in connection with the extension amendment, into the Trust Account through May 2023.  As of December 31, 2022, Wentworth owes an aggregate of $198,522 to the Company for these items.

Our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial business combination by May 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. If we are unable to consummate our initial business combination by May 24, 2023, we may seek to amend our charter to further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Business Combination Agreement

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Binah Capital Group, Inc., a Delaware corporation (“Holdings”), Kingswood Merger Sub, Inc., a Delaware corporation (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”).  Each of Holdings, Kingswood Merger Sub and Wentworth Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Merger Agreement. Holdings is a wholly-owned direct subsidiary of Kingswood and both Kingswood Merger Sub and Wentworth Merger Sub are wholly-owned direct subsidiaries of Holdings.

The business combination contemplated by the Merger Agreement is structured as a “double dummy” transaction, pursuant to which: (i) Kingswood Merger Sub will merge with and into the Company (the “Kingswood Merger”), with the Company surviving the Kingswood Merger as a wholly owned subsidiary of Holdings (the “Kingswood Surviving Company”); (ii) simultaneously with the Kingswood Merger, Wentworth Merger Sub will merge with and into Wentworth (the “Wentworth Merger”), with Wentworth surviving the Wentworth Merger as a wholly-owned subsidiary of Holdings (the “Wentworth Surviving Company”). Kingswood Surviving Company will acquire, and Holdings will contribute to Kingswood Surviving Company (the “Holdings Contribution”) all units of the Wentworth Surviving Company directly held by Holdings after the Wentworth Merger, such that, following the Holdings Contribution, the Wentworth Surviving Company will be a wholly-owned subsidiary of the Kingswood Surviving Company (together with the Kingswood Merger, the Wentworth Merger and the other transactions related thereto, the “Transactions”).

In connection with the Kingswood Merger, our stockholders will have the right to receive (i) one share of Holdings common stock in exchange for each share of Class A common stock outstanding immediately prior to the effective time of the Kingswood Merger, and (ii) one Holdings warrant in exchange for each public warrant of the Company outstanding immediately prior to the effective time of the Kingswood Merger. Each such Holdings warrant will entitle the holder thereof to purchase one share of Holdings common stock at a price of $11.50 per share and will have terms comparable to the public warrants.

Our sponsor, as a stockholder of the Company, will have the right to receive (i) one share of Holdings common stock in exchange for each Founder Share outstanding immediately prior to the effective time of the Kingswood Merger, and (ii) up to one Holdings warrant in exchange for each Private Placement Warrant outstanding immediately prior to the effective time of the Kingswood Merger, subject to the satisfaction of certain conditions. Each such Holdings warrant will entitle the holder thereof to purchase one share of Holdings common stock at a price of $11.50 per share and will have terms comparable to the private placement warrants.

In connection with the Transactions, the consideration payable to securityholders in Wentworth (the “Wentworth Merger Consideration”) will consist of Holdings common shares issued on the closing date of the Transactions (the “Share Consideration”), and the assumption of all indebtedness of Wentworth as of the closing date of the Transactions (the “Assumed Indebtedness”). The Wentworth Merger Consideration is equal to the quotient of: (a) the difference of (i) enterprise value, minus (ii) closing Wentworth indebtedness, minus (iii) sponsor share value, minus (iv) outstanding Transaction expenses, minus (v) Wentworth Class B Redemption Amount, divided by (b) the Per Share Price; provided, however, that, in no event shall the Wentworth Merger Consideration be less than the Minimum Wentworth Share Amount.

The Merger Agreements contains additional representations, warranties, covenants, conditions precedent and other terms and conditions customary for transactions of this type, including, but not limited to approval by our shareholders of the Merger Agreement. The terms of the Merger Agreement and other related ancillary agreements are summarized in more detail in our Current Report on Form 8-K filed with the SEC on July 7, 2022.

On December 30, 2022, the Company, Holdings, and Wentworth entered into a side letter agreement to the Merger Agreement revising the Merger Agreement to extend the termination date of the Merger Agreement from December 30, 2022 to June 30, 2023.

On March  20, 2023, Kingswood, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain First Amendment to the Merger Agreement to, among other things, (i) amends and restates the definition of “Transaction Expenses Shortfall” in the Merger Agreement to an amount equal to (x) the Outstanding Transaction Expenses (as defined in the Merger Agreement) minus (y) the Available Closing Date Cash (as defined in the Merger Agreement); (ii) amend and restate the condition precedent in Section 8.03(k) of the Merger Agreement to require that Available Closing Date Cash be sufficient to cover an amount equal to the sum of $3,500,000 and the Outstanding Transaction Expenses; and (iii) amend and restate the termination rights in Section 9.01(c)(B) to allow for the termination of the Merger Agreement if the Available Closing Date Cash is insufficient to cover the sum of $3,500,000 and the Outstanding Transaction Expenses. Support Agreements

Contemporaneously with the execution of the Merger Agreement, (i) certain holders of the Kingswood common stock, including our sponsor, entered into the Founder Support Agreement, pursuant to which, among other things, such holders agreed to approve the Merger Agreement, and (ii) securityholders of Wentworth representing a majority of Wentworth’s outstanding membership interests entered into the Wentworth Support Agreement, pursuant to which, among other things, such Wentworth securityholders agreed to approve the Merger Agreement.

In addition, the holders of our private placement warrants have agreed that at the effective time of the Kingswood Merger, the aggregate number of issued and outstanding private placement warrants held by the Sponsor Support Holders shall be adjusted in the following manner: (i) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is less than $15,000,000 then 100% of the private placement warrants will be forfeited; (ii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $15,000,000 but less than $17,500,000 then 90% of the private placement warrants will be forfeited; (iii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $17,500,000 but less than $20,000,000 then 80% of the private placement warrants would be forfeited; (iv) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $20,000,000 but less than $22,500,000 then 70% of the private placement warrants will be forfeited; (v) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $22,500,000 but less than $25,000,000 then 60% of the private placement warrants will be forfeited; (vi) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $25,000,000 but less than $27,500,000 then 50% of the private placement warrants will be forfeited; (vii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $27,500,000 but less than $30,000,000 then 40% of the private placement warrants will be forfeited; (viii) if the aggregate of the cash remaining in the Trust Account and proceeds from any PIPE is equal to or greater than $30,000,000 then 0% of the private placement warrants will be forfeited.

Results of Operations

For the year ended December 31, 2022, we incurred a loss from operations of $4,784,480, including legal and professional fees of $4,164,702, directors’ fee of $105,000, insurance expenses of $132,740 and other general operating expenses totaling $382,038. In addition to the loss from operations, we realized other income of $6,173,524 consisting of interest income of $255,057 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $148,338 and a $5,770,129 gain from a decrease in the fair value of the Company’s warrant liability. For the year ended December 31, 2022, our efforts have been limited to activities relating to identifying and evaluating prospective acquisition candidates, activities related to consummating the business combination and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities and convertible promissory note at each reporting period.

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

At December 31, 2022, $5,514,494 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our Charter provides that none of the funds held in trust will be released from the Trust Account until such time as or under the following circumstances (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination by May 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination by May 24, 2023, as extended. Through December 31, 2022, we have not withdrawn any funds from interest earned on the trust proceeds to pay taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had cash outside our Trust Account of $277,511, available for working capital needs and a working capital deficit of $4,923,435 (excluding federal income and Delaware franchise taxes). We intend to use the funds held outside the Trust Account for consummating the business combination.

As of December 31, 2022, we had marketable securities held in the Trust Account of $5,514,494 consisting of a money market mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2022, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination. Subsequent to December 31, 2022, cash held in the money market mutual funds were transferred to a demand deposit account within the Trust Account.

For the year ended December 31, 2022, cash used in operating activities was $1,625,934. Net income of $1,352,234 was primarily driven by a change in the fair value of the Warrants of $5,770,129, changes in fair value of convertible promissory note of $148,338, interest income from the Trust Account of $254,973, and change in working capital  of $3,195,272. On May 20, 2022 and November 21, 2022, 10,036,744 and 954,800 shares, respectively, of our class A common stock were redeemed. As a result, we withdrew $113,037,043 from the Trust account.

For the year ended December 31, 2021, cash used in operating activities was $619,361. Net loss of $445,735 was primarily driven by a change in the fair value of the warrants of $759,227, interest earned on cash held in Trust Account of $11,786, transaction costs of $8,211 and changes in working capital of $589,176.

On March 24, 2022, our Sponsor agreed to loan us up to $1,500,000 as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The note will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant.

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

We have until May 24, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless time for which the business combination is otherwise extended as further outlined above under the heading “Charter Amendments”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and our working capital deficiency raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan us up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. We elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, we record each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumption a market participant would use in pricing the asset or liability.

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

On November 23, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a business combination from November 24, 2022 to May 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 954,800 class A common stock. As a result, an aggregate of $10,142,765 (or approximately ($10.62 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of December 31, 2022 and 2021, 508,456 and 11,500,000 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

Net Income (Loss) per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the year ended December 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KINGSWOOD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and the Board of Directors of

Kingswood Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kingswood Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. Additionally, management has determined that the business combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. The Company has until May 24, 2023 to complete a business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

April 17, 2023

KINGSWOOD ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
Assets
Cash	$277,511	$838,478
Receivables	58,141	—
Prepaid expense	—	132,740
Total current assets	335,652	971,218

Investment held in Trust Account	5,514,494	117,861,531
Total Assets	$5,850,146	$118,832,749

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$3,849,284	$758,095
Convertible promissory note	1,351,662	—
Deferred tax liability	31,151	—
Due to related party	—	1,667
Total current liabilities	5,232,097	759,762

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	672,978	6,443,107
Total liabilities	9,930,075	11,227,869

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 508,456 shares and 11,500,000 shares at redemption value of $10.25	5,211,674	117,861,531

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 508,456 and 11,500,000 shares subject to possible redemption at December 31, 2022 and 2021	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(9,291,901)	(10,256,949)
Total stockholders’ deficit	(9,291,603)	(10,256,651)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$5,850,146	$118,832,749

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Operating costs	$4,784,480	$1,208,657
Loss from operations	(4,784,480)	(1,208,657)

Other income:
Interest income	255,057	11,906
Transaction costs	—	(8,211)
Change in fair value - convertible promissory note	148,338	—
Change in fair value of warrant liabilities	5,770,129	759,227
Total other income	6,173,524	762,922

Income (loss) before provision for income taxes	1,389,044	$(445,735)
Provision for income taxes	(36,810)	—
Net income (loss)	$1,352,234	$(445,735)

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	4,859,959	11,500,000
Basic and diluted net income (loss) per share	$0.17	$(0.03)
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000
Basic and diluted net income (loss) per share	$0.17	$(0.03)

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance-December 31, 2020	104,000	$10	2,875,000	$288	—	(9,558,337)	(9,558,039)
Offering costs	—	—	—	—	—	(241,091)	(241,091)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(11,786)	(11,786)
Net loss	—	—	—	—	—	(445,735)	(445,735)
Balance-December 31, 2021	104,000	10	2,875,000	288	—	(10,256,949)	(10,256,651)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(387,186)	(387,186)
Net income	—	—	—	—	—	1,352,234	1,352,234
Balance-December 31, 2022	104,000	$10	2,875,000	$288	$—	$(9,291,901)	$(9,291,603)

The accompanying notes are an integral part of these financial statements.

KINGSWOOD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income (loss)	$1,352,234	$(445,735)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(254,973)	(11,786)
Change in fair value of warrant liabilities	(5,770,129)	(759,227)
Change in fair value of convertible note	(148,338)	—
Write-off due to related party	(1,667)	—
Transaction costs	—	8,211
Changes in working capital:
Receivables	(58,141)	—
Deferred tax liability	31,151	—
Prepaid expense	132,740	160,000
Accounts payable and accrued expenses	3,091,189	429,176
Net cash used in operating activities	(1,625,934)	(619,361)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	113,037,043	—
Investment of cash in Trust Account	(435,033)	—
Net cash provided by investing activities	112,602,010	—

Cash flows from financing activities:
Proceeds from convertible promissory note	1,500,000	—
Redemption of Class A common stock subject to possible redemption	(113,037,043)	—
Net cash used in financing activities	(111,537,043)	—

Net change in cash	(560,967)	(619,361)
Cash, beginning of the period	838,478	1,457,839
Cash, end of period	$277,511	$838,478

Non-cash investing and financing transactions:
Federal income taxes paid	$19,000	$—
Remeasurement of Class A common stock subject to possible redemption	$387,186	$—

The accompanying notes are an integral part of these financial statements.

Note 1 — Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through December 31, 2022, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities and convertible promissory notes as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company had until November 24, 2022 to complete a business combination (the “Combination Period”). If the Company is unable to consummate its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law, and (iv) unless time for which the business combination is otherwise extended as further outlined below under the heading “Proxy Statement”. The Combination Period has been extended until May 24, 2023.

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

Proxy Statement

On May 18, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting”) virtually, and voted in the affirmative on the proposal to extend the date by which the Company must complete its business combination from May 24, 2022 to November 24, 2022 (“Extension Amendment”). In connection with the Extension Amendment, shareholders holding 10,036,744 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the

“Extension Redemption”). On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders in the Extension Redemption. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 or approximately $0.04 per share for each Public Share not redeemed in connection with the Extension Amendment (the “Contribution”). Monthly Contributions in the amount of $60,969 are payable monthly through the Company’s extension date in November 2022 (if the Sponsor fully extends the term the Company has to complete an initial business combination).

On November 23, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders (the “Special Meeting 2”) virtually, and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial business combination from November 24, 2022 to May 24, 2023 (the “Extension Amendment Proposal”). In connection with the Extension Amendment, shareholders holding 954,800 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account (the “Extension Redemption”). On November 21, 2022, the Company paid from the Trust Account an aggregate amount of $10,142,765, or approximately $10.62 per share to redeeming shareholders in the Extension Redemption. Associated with the Merger Agreement (described below), Wentworth has agreed to deposit $69,218 per month into the Trust Account until the consummation of the business combination.

For the year ended December 31, 2022, $435,032 was deposited in the Trust Account.

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

Associated with the Merger Agreement, Wentworth has agreed to pay for certain merger related expenses and additional funding in the Trust Account. As of December 31, 2022, Wentworth owed an aggregate of $198,522 to the Company for these items. On December 31, 2022 the Company has forgiven this amount due from Wentworth.

On December 30, 2022, the Company entered into a letter agreement with Wentworth to extend the termination date of the merger agreement from December 30, 2022 to June 30, 2023.

Liquidity, Capital Resources, and Going Concern

As of December 31, 2022, the Company had cash of $277,511 and working capital deficit of $4,923,435 excluding taxes payable from the Trust Account.

On March 24, 2022, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in the form of convertible promissory notes as may be required (the “Working Capital Loans” or “Convertible Promissory Note”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The note will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. As of December 31, 2022 and 2021, $1,500,000 and $0, respectively, was drawn on the convertible promissory note, presented at its fair value of $1,351,662, and $0, respectively.

If the Company’s estimate of the costs of completing the Merger Agreement are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate the business prior to a business combination. Moreover, in addition to the access to the Working Capital Loans, the Company may need to obtain other financing either to complete a business combination or because the Company redeemed a significant number of public shares upon consummation of a business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of a business combination. If the Company is unable to complete a business combination because the Company does not have sufficient funds available, the Company will be forced to cease operations and liquidate the Trust Account. In addition, following a business combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

The Company has until May 24, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution, unless time for which the business combination is otherwise extended as further outlined above under the heading “Proxy Statement”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficiency raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 24, 2023.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither classified as an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of  revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these financial statements is the determination of fair value of the warrant liabilities and the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Marketable securities held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were held in a money market mutual funds. Money market mutual funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Subsequent to December 31, 2022, the Company converted the assets held in the Trust Account to cash in order to circumvent any potential characterization of the Company as an Investment Company.

Receivables

Receivables include $58,141 due from taxing authorities related to excess estimated tax payments.

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

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. The Company elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, the Company records each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions a market participant would use in pricing the asset or liability.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On May 18, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a business combination from May 24, 2022 to November 24, 2022. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 10,036,744 class A common stock. As a result, an aggregate of $102,894,278 (or approximately $10.25 per share) was released from the Trust Account to pay such stockholders.

On November 23, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a business combination from November 24, 2022 to May 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 954,800 class A common stock. As a result, an aggregate of $10,142,765 (or approximately $10.62 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of December 31, 2022 and 2021, 508,456 and 11,500,000 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock reflected in the accompanying balance sheets are reconciled in the following table.

	December 31,	December 31,
	2022	2021
As of beginning of the period	$117,861,531	$117,849,745
Less:
Redemptions	(113,037,043)	—
Plus:
Remeasurement adjustment of carrying value to redemption value	387,186	11,786
Class A common stock subject to possible redemption	$5,211,674	$117,861,531

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

Stock based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited and funds paid for the shares shall be refunded. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a business combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until May 24, 2023 (as extended) to consummate a business combination, and if a business combination is not consummated, the Company will liquidate and the shares will become worthless.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the year ended December 31,2021 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

Net income (loss) available to Redeemable Class A	$838,385	$(354,027)
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	$4,859,959	$11,500,000
Basic and diluted net income (loss) per share, redeemable Class A common stock	0.17	(0.03)
Net income (loss) available to Non-Redeemable Class A and Class B common stock	513,849	(91,708)
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B common stock	$2,979,000	$2,979,000
Basic and diluted net income (loss) per share, Non-Redeemable Class A and Class B common stock	$0.17	$(0.03)

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable to the Company for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its financial statements.

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

The Company’s Sponsor has agreed to: (i) waive its redemption rights with respect to its Founder Shares and public shares in connection with the completion of the Company’s initial business combination; (ii) waive its redemption rights with respect to its Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s Charter (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial business combination within 18 months from the closing of the Public Offering or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity; (iii) waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if the Company fails to consummate its initial business combination within 18 months from the closing of the Public Offering, although the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any public shares it holds if the Company fails to complete its initial business combination within the prescribed time frame; and (iv) vote any Founder Shares and any public shares purchased during or after the Public Offering (including in open-market and privately negotiated transactions) in favor of the Company’s initial business combination.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a business combination, on March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022, $1,500,000 was drawn on the convertible promissory note, presented at its fair value of $1,351,662  on the accompanying balance sheet. As of December 31, 2021, the Company had no borrowings under the convertible promissory note.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Sponsor has agreed to forgive the administrative service fee in the amount $1,667 that had been previously accrued. No amount has been paid related to the administrative service fee.

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

Note 7 — Stockholders' Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At December 31, 2022 and 2021, there were 508,456 and 11,500,000 shares of Class A common stock issued and outstanding subject to possible redemption , respectively, and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at December 31, 2022 and 2021.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Organizational costs/Startup expenses	$843,823	$249,918
Federal Net Operating Loss	20,252	42,889
Change in fair value of convertible debt	(31,151)	—
Business combination expenses	—	—
Total deferred tax assets	832,924	292,807
Valuation Allowance	(864,075)	(292,807)
Deferred tax liability	$(31,151)	$—

The income tax provision for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	5,659	—
Deferred	(540,116)	(203,914)

States
Current	—	—
Deferred	—	—
Change in valuation allowance	571,267	203,914
Income tax provision	$36,810	$—

As of December 31, 2022 and December 31, 2021, the Company had $96,436 and $204,234 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $571,267. For the year ended December 31, 2021, the change in the valuation allowance was $203,914.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Business Combination expenses	27.8%	—%
Transaction costs	—%	(0.4)%
Change in fair value of Derivative Liabilities	(87.3)%	35.8%
Change in valuation allowance	41.1%	(56.4)%
Income tax provision	2.6%	—%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities since inception.

Note 9 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

Since all of the Company’s permitted investments consist of U.S. Money Market funds, fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants and Convertible Promissory Note is based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair values. The fair values of the Private Warrant liability and Convertible Promissory Note are classified within Level 3 of the fair value hierarchy. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets.

The fair value of the Public Warrant liability is classified within Level 1 of the fair value hierarchy. At June 30, 2021 the Company reclassified the Public Warrants from a Level 3 to a Level 1 classification.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2022 and 2021:

December 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Mutual Funds held in Trust Account (1)	$5,514,494	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,351,662

Private Placement Warrants	$—	$—	$327,978
Public Warrants	$345,000	$—	$—

December 31, 2021	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Mutual Funds held in Trust Account (1)	$117,861,531	$—	$—

Liabilities:
Private Placement Warrants	$—	$—	$2,820,607
Public Warrants	$3,622,500	$—	$—

(1)      The fair value of the U.S. Mutual Funds held in Trust Account approximates the carrying amount primary due to their short-term nature.

Warrants and Convertible Promissory Note

The Warrants and Convertible Promissory Note are accounted for as liabilities in accordance with ASC 815-40 on the balance sheets. The warrant liabilities and Convertible Promissory Note are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and convertible promissory note in the statement of operations.

Measurement

On December 31, 2022 and 2021 the Company’s Public Warrants were separately trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the closing market price at December 31, 2022 and 2021, respectively.

On December 31, 2022 and 2021, the Company used a modified Black-Scholes model to value the Private Warrants. The Warrants were classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	December 31,	December 31,
Input	2022	2021
Stock price	$10.02	$10.10
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	3.99%	1.26%
Dividend yield	—%	—%
Volatility	1.8%	10%

On December 31, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note. The Convertible Promissory Note was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

December 31,
Input	2022
Amount due at maturity	$1,500,000
Term (years)	0.5
Probability of a successful business combination	92.5%
Present value factor	0.9742

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and Convertible Promissory Note. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and Convertible Promissory Note and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Level 3
Fair value as of December 31, 2021	$2,820,607
Borrowing - Convertible Promissory Note	1,500,000
Change in fair value of Convertible Promissory Note	(148,338)
Change in fair value - Private Warrant Liabilities	(2,492,629)
Fair value as of December 31, 2022	$1,679,640

Total
Warrant
Liabilities

Fair value as of December 31, 2020	$7,202,334
Transfers to Level 1 (1)	(4,571,250)
Change in fair value	(189,523)
Fair value as of December 31, 2021	$2,820,607
(1)	Assumes the Public Warrants were reclassified on December 31, 2021.

Other than the Public Warrant liability being reclassified from Level 3 to Level 1, there were no other reclassifications to or from any other level.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our current Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer) (“Certifying Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded the following:

●	a material weakness existed in the Company’s internal control over financial reporting, in that the Company did not have a control in place to review the appropriateness of an accrual. The initial recording of an accrual for legal services was recorded and subsequently, upon receipt of a legal confirmation received from the Company’s counsel, as requested during the annual audit process, the amount owed was less than the amount recorded. As a result, the initial accrual recorded was adjusted to the actual amount owed based upon the legal confirmation.

In addition to the above the Company had previously has disclosed a material weakness due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Warrants and Public shares, as well as the restatement for the temporary equity subject to possible redemption, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to these complex financial instruments.

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

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants, Private Placement Warrants, and warrants underlying the underwriter units (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period, as previously restated in our annual report on Form 10-K for the year ended December 31,2020 and our quarterly report on Form 10-Q for the quarter ended September 31, 2021.

Previously, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity above $5 million on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Thus, the SPAC can only complete a merger and continue to exist as a public company if there is sufficient Public Shares that do not redeem at the merger and so it is appropriate to classify the portion of its Public Shares required to keep its stockholders’ equity above $5 million as "shares not subject to redemption." Until recently, the SEC had never expressed any disagreements with the aforementioned accounting classification. However, in light of the Comment Letters, the Company’s management has, after taking appropriate professional advice, together with management re-evaluated our accounting classification of Public Shares. Upon re-evaluation, management and together with the Audit Committee determined that the Public Shares include redemption rights that is contingent upon the consummation of a business combination, as a business combination is an event outside the sole control of the Company, the Company is required to classify those Public Shares as temporary equity regardless of the charter’s requirement. As such, management concluded that all Public Shares should be reported as temporary equity on the balance sheet and changes to the Company’s net income (loss) per share calculations that have been restated within Amendment No.1 to our Forms 10-K/A for the year ending December 31, 2020, and our Form 10-Q/A for the quarter ending September 30, 2021.

Additionally, management fail to properly reconcile our legal fees on a timely basis.

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

1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.Provide reasonable assurance that transaction are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment and those criteria, management determined that our internal control over financial reporting was not effective due to the material weakness described elsewhere in this Report.

As a result of the evaluation, the Company determined that a material weakness existed in the Company’s internal control over financial reporting, in that the Company did not have a control in place to review the appropriateness of an accrual.

Remediation Plan

We have identified and begun to implement a plan designed to remediate the material weakness described in this Item 9A and to enhance our overall control environment. We plan to complete the remediation process by the end of the second quarter of 2023, and we will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing liabilities and services performed in order to accurately estimate accruals requiring recordation.

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

Changes in Internal Control over Financial Reporting

Other than the material weakness as described in this Item9A, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15-(f) under the Exchange Act) that occurred during the fourth quarter that have material affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on November 24 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Management together with the Audit Committee has re-evaluated the effectiveness of Company’s disclosure and controls and procedures and internal control over financial reporting as of December 31, 2022. The Company’s management has concluded that, in light of the errors and events described above, and the filing of the Form 10-K, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Gary Wilder	61	Executive Chairman and Director
Michael Nessim	56	Chief Executive Officer and Director
Larry Roth	65	Director
Jonathan Massing	63	Director
David Hudd	64	Executive Director and General Counsel
Howard Garland	57	Director
Lisa Roth	63	Director
Caroline O’Connell	55	Director
Jeremy Wilder	35	Director

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Charter.

Director Independence

An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have six “independent directors” as defined in applicable SEC rules. Our board of directors has determined that each of Howard Garland, Larry Roth, David Hudd, Jonathan Massing, Lisa Roth and Caroline O’Connell is an “independent director” as defined in applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Board Committees

Audit Committee

We have an Audit Committee comprised of Mr. Garland, Ms. Roth and Ms. O’Connell each of whom is independent under the applicable SEC rules.

Mr. Garland serves as the chair of the Audit Committee. Effective December 31, 2022, Mr. Massing resigned as a member of the Audit Committee and following Mr. Massing's resignation, Caroline O'Connell a current member of Board was appointed as a member of the Audit Committee. Each member of the Audit Committee is financially literate and our board of directors has determined that Mr. Garland qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We have a compensation committee comprised of Messrs. Roth and O’Connell, each of whom is independent applicable SEC rules. Ms. O’Connell serves as the chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2022, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

The following table is based on 3,383,456 shares of common stock of outstanding at December 31, 2022, of which 508,456 were shares of Class A common stock and 2,875,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Beneficially
Name and Address of Beneficial Owner(1)	Owned(2)%
Kingswood Global Sponsor LLC (the sponsor)(3)	2,605,000	61.2%
Gary Wilder(3)	2,605,000	61.2%
Jonathan Massing(3)	2,605,000	61.2%
HSQ Investments Limited(3)(5)	2,605,000	61.2%
Seaponack, LLC(3)(4)	2,605,000	61.2%
Michael Nessim(3)	2,605,000	61.2%
David Hudd(3)	2,605,000	61.2%
Larry Roth	200,000	4.7%
Jeremy Wilder(4)	—	*
Lisa Roth	35,000	*
Caroline O’Connell	35,000	*
Howard Garland(3) (5)	—	*
All Officers, Directors as a Group (9 Individuals)	2,875,000	67.5%
*	Less than one percent
(1)	Unless otherwise noted, the business address of the Sponsor and each of the directors and executive officers of the Company is 17 Battery Place, Room 625, New York, NY 10004.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Kingswood Global Sponsor LLC is the record holder of the shares reported herein. Michael Nessim, David Hudd, Gary Wilder, HSQ Investments Limited, Seaponack, LLC and Jonathan Massing are among the members of Kingswood Global Sponsor LLC and share voting and investment discretion with respect to the shares of Common Stock held of record by Kingswood Global Sponsor LLC.
(4)	Seaponack, LLC is a Delaware limited liability company, which holds an approximately 18.5% membership interest in Sponsor, and thus, may be deemed to beneficially own approximately 482,406 shares of Class B common stock held by Sponsor. Jeremy Wilder holds an approximately 6.46% membership interest in Seaponack LLC, and thus, may be deemed to beneficially own approximately 31,163 shares of Class B common stock held by Sponsor. Jeremy Wilder disclaims any beneficial ownership of the securities held by Sponsor that may be deemed to be beneficially owned by Seaponack LLC, other than to the extent of any pecuniary interest he may have therein, directly, or indirectly. The address of the principal business office of Seaponack, LLC is 17 Battery Place, Suite 625, New York, New York 10004.
(5)	HSQ Investments Limited is a wholly owned subsidiary of PSC Nominee 3 Limited, a UK company acting as the nominee for PSC III, a UK limited partnership. PSC III is managed by Pollen Street Capital Limited. Investment decisions for Pollen Street Capital Limited are made by its investment committee, the voting members of which are Lindsey McMurray, James Scott, Howard Garland, Michael England, Matthew Potter, and Ian Gascoigne, and each of them may be deemed to hold shared voting and investment discretion with respect to the shares of Class B common stock held by HSQ Investments Limited. The address of the principal business office of HSQ Investments Limited is 11-12 Hanover Square, London W1S 1JJ.

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

Private Placement Warrants

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 6,481,550 warrants (the “Private Placement Warrants”) to our sponsor and one of the Company’s directors at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6,481,550. The Private Placement Warrants are identical to the Warrants sold in the Public Offering, except that the Private Placement Warrants, so long as they are held by our Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sale. If the Private Placement Warrants are held by holders other than our sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants included in the Units sold in the Public Offering. If the Company does not consummate its initial business combination by May 24, 2023, the Private Placement Warrants will expire worthless. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

If the Company does not complete a business combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Underwriter Units

In lieu of 0.9% of the gross proceeds of the Public Offering, we issued to Oppenheimer & Co. Inc. 104,000 units simultaneously with the consummation of the Public Offering (“Underwriter Units”). The Underwriter Units are identical to the units sold in the Public Offering, except that, so long as they are held by Oppenheimer & Co. Inc. or its permitted transferees, the warrants underlying the Underwriter Units (i) will not be redeemable by us, (ii) may not (including the Class A Common Stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. In addition, Oppenheimer & Co. Inc. has agreed (i) to waive its redemption rights with respect to the shares underlying the Underwriter Units in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to consummate our initial business combination by May 24, 2023.

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

Registration Rights

The holders of founder shares, Private Placement Warrants and Underwriter Units will be entitled to registration rights pursuant to a registration rights agreement signed on November 24, 2020. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion the Company’s initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	For the Year	For the Year
	Ended December 31,	Ended December 31,
	2022	2021
Audit Fees(1)	$150,498	$94,245
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$8,775	$—
All Other Fees(4)	$29,767	$—
Total Fees	$148,973	$94,245
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

10.5

Agreement and Plan of Merger, dated as of July 7, 2022, by and among Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub, Inc., Wentworth Merger Sub, LLC and Wentworth Management Services LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on July 7, 2022).

10.6

Founder Support Agreement, dated as of July 7, 2022, by and among Kingswood Acquisition Corp., Binah Capital Group, Inc., Wentworth Management Services LLC, and Kingswood Global Sponsor, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on July 7, 2022).

10.7

Wentworth Support Agreement, dated as of July 7, 2022, by and among Kingswood Acquisition Corp., Wentworth Management Services, LLC and MHC Securities LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on July 7, 2022).

10.8

Side Letter Agreement, dated December 30, 2022, by and among Kingswood Acquisition Corp., its executive officers, its directors, and Kingswood Global Sponsor LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on January 4, 2023).

10.9

First Amendment to Agreement and Plan of Merger, dated as of March 20, 2023, between Kingswood Acquisition Corp., Binah Capital Group, Inc., Kingswood Merger Sub, Inc., Wentworth Merger Sub, LLC and Wentworth Management Services LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39700), filed with the SEC on March 20, 2023).

14.1(1)

Form of Code of Ethics (Incorporated by reference to the corresponding exhibit to Amendment No. 2 to the Company’s Registration Statement on Form S-l (File No. 333-249437), filed with the SEC on October 23, 2020).

21.1	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference to the Initial 10-K filed on March 18, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023

KINGSWOOD ACQUISITION CORP.

By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Gary Wilder	Executive Chairman and Director	April 17, 2023
Gary Wilder

/s/ Michael Nessim	Chief Executive Officer and Director	April 17, 2023
Michael Nessim	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Larry Roth	Director	April 17, 2023
Larry Roth

/s/ Howard Garland	Director	April 17, 2023
Howard Garland

/s/ David Hudd	Director	April 17, 2023
David Hudd

/s/ Jeremy Wilder	Director	April 17, 2023
Jeremy Wilder

/s/ Jonathan Massing	Director	April 17, 2023
Jonathan Massing

/s/ Lisa Roth	Director	April 17, 2023
Lisa Roth

/s/ Caroline O’Connell	Director	April 17, 2023
Caroline O’Connell