Form 10-Q
period 2023-03-31
Kingswood Acquisition Corp.
filed 2023-05-23
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
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

As of May 23, 2023, there were 598,050 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 2,875,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding as reported on the OTC Pink Marketplace.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$67,575	$277,511
Prepaid taxes	97,733	58,141
Total current assets	165,308	335,652

Trust Account	5,773,022	5,514,494
Total Assets	$5,938,330	$5,850,146

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,341,619	$3,849,284
Convertible promissory note	1,380,900	1,351,662
Deferred tax liability	—	31,151
Total current liabilities	5,722,519	5,232,097

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	521,132	672,978
Total liabilities	10,268,651	9,930,075

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 508,456 shares at redemption value of $11.00 and $10.25, respectively, as of March 31, 2023 and December 31, 2022	5,591,407	5,211,674

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 508,456 shares subject to possible redemption at March 31, 2023 and December 31, 2022	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(9,922,026)	(9,291,901)
Total stockholders’ deficit	(9,921,728)	(9,291,603)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$5,938,330	$5,850,146

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2023	2022
Operating costs	$593,036	$876,197
Loss from operations	(593,036)	(876,197)

Other income (expenses):
Interest income	50,906	10,522
Change in fair value - convertible promissory note	(29,238)	106,242
Change in fair value of warrant liabilities	151,846	4,251,674
Total other income, net	173,514	4,368,438

(Loss) income before provision for income taxes	(419,522)	3,492,241
Income tax benefit	30,693	—
Net (loss) income	$(388,829)	$3,492,241

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	508,456	11,500,000
Basic and diluted net (loss) income per share	$(0.11)	$0.24
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000
Basic and diluted net (loss) income per share	$(0.11)	$0.24

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2023	104,000	$10	2,875,000	$288	$—	$(9,291,901)	$(9,291,603)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(241,296)	(241,296)

Net loss	—	—	—	—	—	(388,829)	(388,829)

Balance as of March 31, 2023	104,000	$10	2,875,000	$288	$—	$(9,922,026)	$(9,921,728)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2022	104,000	$10	2,875,000	$288	—	$(10,256,949)	$(10,256,651)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(10,506)	(10,506)

Net Income	—	—	—	—	—	3,492,241	3,492,241

Balance as of March 31, 2022	104,000	$10	2,875,000	$288	—	$(6,775,214)	$(6,774,916)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(388,829)	$3,492,241
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash held in Trust Account	(50,873)	(10,506)
Change in fair value of convertible note	29,238	(106,242)
Change in fair value of warrant liabilities	(151,846)	(4,251,674)
Changes in working capital:
Deferred tax liability	(31,151)	—
Prepaid taxes	(39,592)	36,987
Accounts payable and accrued expenses	492,335	77,472
Net cash used in operating activities	(140,718)	(761,722)

Cash flows from investing activities:
Investments in Trust – for extension	(207,655)	—
Net cash used in investing activities	(207,655)	—

Cash flows from financing activities:
Trust funding – for extension from Wentworth	138,437	—
Proceeds from convertible promissory note	—	500,000
Net cash provided by financing activities	138,437	500,000

Net change in cash	(209,936)	(261,722)
Cash, beginning of the period	277,511	838,478
Cash, end of period	$67,575	$576,756
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Accretion of Class A common stock subject to possible redemption	$241,296	$—

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Note 1 — Organization and Business Operations

Kingswood Acquisition Corp. (formerly Kingswood Global Holdings Inc.) (the “Company”) is a blank check company incorporated as a Delaware corporation on July 27, 2020. The Company was formed for the purpose of acquiring, merging with, engaging in capital stock exchange with, purchasing all or substantially all of the assets of, engaging in contractual arrangements, or engaging in any other similar business combination with a single operating entity, or one or more related or unrelated operating entities operating in any sector.

The Company’s sponsor is Kingswood Global Sponsor LLC (“Sponsor”), a Delaware limited liability company.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through March 31, 2023, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities and convertible promissory notes as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company had until November 24, 2022 to complete a business combination (the “Combination Period”). If the Company is unable to consummate its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law, and (iv) unless time for which the business combination is otherwise extended as further outlined below under the heading “Proxy Statement”. As discussed in Note 9, the Combination Period has been extended until August 24, 2023.

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

Associated with the Merger Agreement, Wentworth has agreed to pay for certain merger related expenses and additional funding in the Trust Account. During the period ended March 31, 2023 Wentworth deposited $138,437 into the Trust Account.

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

On May 18, 2023, the Company convened its special meeting (the “Special Meeting”), and approved the proposal to extend the date by which the Company must complete its initial business combination (“Business Combination”) from May 24, 2023 to August 24, 2023 (the “Extension Amendment Proposal”). In accordance with the Investment Management Trust Agreement between Company and Continental Stock Transfer & Trust Company, dated November 19, 2020, Company authorized the trustees to deposit $69,219 into the Trust Account on or about May 23, 2023.

For the three months ended March 31, 2023, the Sponsor deposited $69,218 and Wentworth deposited $138,437 for an aggregate amount of $207,655 in the Trust Account.

Liquidity, Capital Resources, and Going Concern

As of March 31, 2023, the Company had cash of $67,575 and working capital deficit of $5,654,944 excluding taxes payable from the Trust Account.

On March 24, 2022, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in the form of convertible promissory notes as may be required (the “Working Capital Loans” or “Convertible Promissory Note”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The note will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. As of March 31, 2023 and December 31, 2022, $1,500,000, was drawn on the convertible promissory note, presented at its fair value of $1,380,900, and $1,351,662, respectively.

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

The Company has until August 24, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution, unless time for which the business combination is otherwise extended as further outlined above under the heading “Proxy Statement”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficiency raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 24, 2023.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2022.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these unaudited condensed financial statements is the determination of fair value of the warrant liabilities and the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Marketable securities held in Trust Account

At March 31, 2023 assets held in the Trust Account were held in a demand deposit account and at December 31, 2022 assets held in the Trust Account were held in a money market mutual funds. Demand deposit accounts and money market mutual funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). Gains and losses resulting from the change in fair value of assets held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of assets held in Trust Account are determined using available market information. At March 31, 2023 and December 31, 2022, the Company had $5,773,022 and $5,514,494 held in the Trust Account, respectively.

Prepaid taxes

Prepaid taxes at March 31, 2023 and December 31, 2022 include $97,733 and $58,141 with taxing authorities related to estimated tax payments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Redeemable common stock is classified as temporary equity. Non-redeemable common stock is classified as permanent equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

On November 23, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a business combination from November 24, 2022 to May 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 954,800 class A common stock. As a result, an aggregate of $10,142,765 (or approximately $10.62 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of March 31, 2023 and December 31, 2022, 508,456 shares of class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the accompanying balance sheets are reconciled in the following table.

	March 31,	December 31,
	2023	2022

As of beginning of the period	$5,211,674	$117,861,531
Less:
Redemptions	—	(113,037,043)
Plus:
Remeasurement adjustment of carrying value to redemption value (1)	379,733	387,186
Class A common stock subject to possible redemption	$5,591,407	$5,211,674

(1)	Includes deposits of $138,437 in the Trust Account made by Wentworth (see Note 1). Such deposits are not included as a reduction to stockholders’ equity.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 7.3% and 0.0% for the three months ended March 31, 2023 and 2022. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value of the convertible notes liability, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through March 31, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the
	Three Months Ended
	March 31,
	2023	2022

Net (loss) income available to Redeemable Class A	$(58,324)	$2,773,725
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	$508,456	$11,500,000
Basic and diluted net (loss) income per share, redeemable Class A common stock	(0.11)	0.24
Net (loss) income available to non-redeemable Class A and Class B common stock	(330,505)	718,516
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	$2,979,000	$2,979,000
Basic and diluted net (loss) income per share, Class A and Class B common stock	$(0.11)	$0.24

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

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a business combination, on March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, $1,500,000 was drawn on the convertible promissory note, presented at its fair value of $1,380,900 and $1,351,662 on the accompanying balance sheet, respectively.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $0 and $1,667 of administrative service fees as of March 31, 2023 and 2022, respectively. The Sponsor has forgone charging the Company for the administrative service fee and during the year ended December 31, 2022, the Sponsor agreed to forgive the administrative service fee in the amount of $1,667, and accordingly, at March 31, 2023 and December 31, 2022, no amounts were due for this administrative service fee.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At March 31, 2023 and December 31, 2022, there were 508,456 shares of Class A common stock issued and outstanding subject to possible redemption, and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at March 31, 2023 and December 31, 2022.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

Since all of the Company’s permitted assets in the Trust Account consist of demand deposits at March 31, 2023 and U.S. Money Market funds at December 31, 2022, fair values of these assets are determined utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants and Convertible Promissory Note is based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair values. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2023 and December 31, 2022:

March 31, 2023	Level 1	Level 2	Level 3
Assets:
Demand deposits held in Trust Account	$5,773,022	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,380,900
Private Placement Warrants	$—	$—	$262,382
Public Warrants	$258,750	$—	$—

December 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Mutual Funds held in Trust Account	$5,514,494	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,351,662
Private Placement Warrants	$—	$—	$327,978
Public Warrants	$345,000	$—	$—

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

Measurement

On March 31, 2023 and December 31, 2022, the Company’s Public Warrants were trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the closing market price at March 31, 2023 and December 31, 2022, respectively.

On March 31, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Warrants.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	March 31,	December 31,
Input	2023	2022
Stock price	$10.44	$10.02
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	3.60%	3.99%
Dividend yield	—%	—%
Volatility	2.8%	1.8%

On March 31, 2023 and December 31, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

	March 31,	December 31,
Input	2023	2022
Amount due at maturity	$1,500,000	$1,500,000
Term (years)	0.15	0.5
Probability of a successful business combination	93.0%	92.5%
Present value factor	0.9899	0.9742

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and Convertible Promissory Note. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and Convertible Promissory Note and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Level 3
Fair value as of December 31, 2021	$2,820,607
Borrowing - Convertible Promissory Note	1,500,000
Change in fair value of Convertible Promissory Note	(148,338)
Change in fair value - Private Warrant Liabilities	(2,492,629)
Fair value as of December 31, 2022	$1,679,640
Change in fair value of Convertible Promissory Note	29,238
Change in fair value - Private Warrant Liabilities	(65,596)
Fair value as of March 31, 2023	$1,643,282

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Effective as of April 25, 2023, Howard Garland resigned as a member of the Board of Directors (the “Board”) of the Company and as member and chairman of the Audit Committee of the Board. The Board accepted his resignation. Mr. Garland stated that his resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 25, 2023, the Board elected Duncan Gerard as a Class III director of the Company to fill the vacancy resulting from Mr. Garland’s resignation from the Board. Additionally, the Board has appointed Mr. Gerard as a member and the chairman of the Audit Committee of the Board. Mr. Gerard will serve as a member of the Board until his successor has been elected and qualified, or his earlier death, resignation, retirement, disqualification or removal.

The Board has determined that Mr. Gerard qualifies as an independent director in accordance with and otherwise meets all applicable requirements to serve on the Board and Audit Committee, including the applicable rules and regulations of the Securities and Exchange

Commission (the “SEC”). The Board also determined that Mr. Gerard qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Securities Act of 1933, as amended, based on the Board’s evaluation of his knowledge of accounting, qualifications and experience.

There are no arrangements or understandings between Mr. Gerard and any other persons pursuant to which Mr. Gerard was appointed a director of the Company, and there are no family relationships between Mr. Gerard and any director or executive officer of the Company.

On May 18, 2023, the Company held a Special Meeting and approved the following two proposals:

1.

To amend the Company’s second amended and restated certificate of incorporation (the “Charter”) pursuant to a third amendment to the Charter to extend the date (the “Extension”) by which the Company must (1) effectuate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (an “initial business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such initial business combination and (3) redeem 100% of the Company’s Class A common stock (“Class A common stock”) included as part of the units sold in the Company’s initial public offering that was consummated on November 24, 2020 (the “IPO”), from May 24, 2023 to August 24, 2023 (the “Extension” and such date, the “Extended Date”); and

2.

To consider and vote upon a proposal to adjourn the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the Special Meeting, there are not sufficient votes to approve one or more proposals presented to stockholders for vote (the “Adjournment Proposal”).

In accordance with the Investment Management Trust Agreement between Company and Continental Stock Transfer & Trust Company, dated November 19, 2020, Company authorized the trustees to deposit $69,219 into the Trust Account on or about May 23, 2023.

Associated with the Special Meeting, 14,406 shares of the Company’s Class A common stock were redeemed for $163,508 or approximately $11.35 per share.

With the redemption of $163,508 from the Trust Account, the Company may be subject to a new U.S. federal 1% excise tax equal to $1,635. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this quarterly report on Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2022 filed with the SEC on April 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 18, 2023, the Company convened its special meeting (the “Special Meeting”), and approved the proposal to extend the date by which the Company must complete its initial business combination (“Business Combination”) from May 24, 2023 to August 24, 2023 (the “Extension Amendment Proposal”). In accordance with the Investment Management Trust Agreement between Company and Continental Stock Transfer & Trust Company, dated November 19, 2020, Company authorized the trustees to deposit $69,219 into the Trust Account on or about May 23, 2023.

Additionally, associated with the Special Meeting on May 18, 2023, 14,406 shares of the Company’s Class A common stock were redeemed for $163,508 or approximately $11.35 per share.

Through the date of the filing of this 10-Q, an aggregate of $642,687 has been deposited into the Trust Account. Of the amount deposited in the Trust Account, $504,250 came from the Sponsor and $138,437 came from Wentworth.

Our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial business combination by August 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. If we are unable to consummate our initial business combination by August 24, 2023, we may seek to amend our charter to further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

On March  20, 2023, Kingswood, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain First Amendment to the Merger Agreement to, among other things, (i) amends and restates the definition of “Transaction Expenses Shortfall” in the Merger Agreement to an amount equal to (x) the Outstanding Transaction Expenses (as defined in the Merger Agreement) minus (y) the Available Closing Date Cash (as defined in the Merger Agreement); (ii) amend and restate the condition precedent in Section 8.03(k) of the Merger Agreement to require that Available Closing Date Cash be sufficient to cover an amount equal to the sum of $3,500,000 and the Outstanding Transaction Expenses; and (iii) amend and restate the termination rights in Section 9.01©(B) to allow for the termination of the Merger Agreement if the Available Closing Date Cash is insufficient to cover the sum of $3,500,000 and the Outstanding Transaction Expenses.

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

Results of Operations

For the three months ended March 31, 2023, we incurred a loss from operations of $593,036. In addition to the loss from operations, we realized other income of $173,514 consisting of interest income of $50,906 from the Trust and operating bank accounts, a loss on the change in fair value of the convertible promissory note of $29,238 and a $151,846 gain from a decrease in the fair value of the Company’s warrant liability. For the three months ended March 31, 2023, our efforts have been limited to activities relating to consummating the proposed business combination and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities and convertible promissory note at each reporting period.

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

At March 31, 2023, $5,773,022 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our Charter provides that none of the funds held in trust will be released from the Trust Account until such time as or under the following circumstances (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination by May 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination by May 24, 2023, as extended. Through March 31, 2023, we have not withdrawn any funds from interest earned on the trust proceeds to pay taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, we had cash outside our Trust Account of $67,575, available for working capital needs and a working capital deficit of $5,654,944 (excluding federal income and Delaware franchise taxes). We intend to use the funds held outside the Trust Account for consummating the business combination.

As of March 31, 2023, assets held in the Trust Account of $5,773,022 consisted of a demand deposit account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the three months ended March 31, 2023, cash used in operating activities was $140,718. Net loss of $388,829 was primarily driven by operating costs related to professional fees associated with the proposed Business Combination, change in the fair value of the Warrants of $151,846, changes in fair value of convertible promissory note of $29,238, interest income from the Trust Account of $50,873, a reversal of the deferred tax liability of $31,151, and change in working capital of $452,743.

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

We have until August 24, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless time for which the business combination is otherwise extended as further outlined above under the heading “Charter Amendments”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and our working capital deficiency raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 24, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Commencing on the date of the final prospectus for the Public Offering, the Company has agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Sponsor has forgone charging the Company for the administrative service fee and during the year ended December 31, 2022, the Sponsor agreed to forgive the aggregate administrative service fee incurred in the amount of $1,667.

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

On November 23, 2022, the Company held a special meeting in lieu of an annual meeting pursuant to which the stockholders approved extending the date by which the Company had to complete a business combination from November 24, 2022 to May 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 954,800 class A common stock. As a result, an aggregate of $10,142,765 (or approximately ($10.62 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of March 31, 2023 and December 31, 2022, 508,456 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

Net Income (Loss) per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our current Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer) (“Certifying Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that as of March 31, 2023 such disclosure controls and procedures were not effective due to material weaknesses that previously existed in the Company’s internal control over financial reporting due to the following (described below):

●we did not have a control in place to review the appropriateness of our legal accruals,
●our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the complex financial instruments.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses. To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and the reconciliation and completeness of all accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our annual report on Form 10-K filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 17, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

KINGSWOOD ACQUISITION CORP.

Date: May 23, 2023	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)