Form 10-Q
period 2023-06-30
Kingswood Acquisition Corp.
filed 2023-08-30
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

As of August 30, 2023, there were 3,203,049 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 270,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding as reported on the OTC Pink Marketplace.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$10,379	$277,511
Prepaid taxes	84,850	58,141
Total current assets	95,229	335,652

Trust Account	5,869,087	5,514,494
Total Assets	$5,964,316	$5,850,146

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$4,921,396	$3,849,284
Convertible promissory note	1,357,530	1,351,662
Taxes payable	10,924	—
Deferred tax liability	—	31,151
Excise tax payable	1,642	—
Total current liabilities	6,291,492	5,232,097

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	369,287	672,978
Total liabilities	10,685,779	9,930,075

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 494,050 and 508,456 shares at redemption value of $11.41 and $10.25, as of June 30, 2023 and December 31, 2022, respectively	5,634,765	5,211,674

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 104,000 shares issued and outstanding, excluding 494,050 and 508,456 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively	10	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	288	288
Additional paid-in capital	—	—
Accumulated deficit	(10,356,526)	(9,291,901)
Total stockholders’ deficit	(10,356,228)	(9,291,603)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$5,964,316	$5,850,146

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs	$636,997	$1,648,928	$1,230,033	$2,525,125
Loss from operations	(636,997)	(1,648,928)	(1,230,033)	(2,525,125)

Other income:
Interest income	52,731	67,041	103,637	77,563
Change in fair value of convertible promissory note	23,370	3,049	(5,868)	109,291
Change in fair value of warrant liabilities	151,845	1,062,919	303,691	5,314,593
Total other income, net	227,946	1,133,009	401,460	5,501,447

Loss before provision for income taxes	(409,051)	(515,919)	(828,573)	2,976,322
(Provision) benefit for income taxes	(23,807)	(4,032)	6,886	(4,032)
Net (loss) income	$(432,858)	$(519,951)	$(821,687)	$2,972,290

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	502,440	6,867,657	505,432	9,171,032
Basic and diluted net (loss) income per share	$(0.12)	$(0.05)	$(0.24)	$0.24
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000	2,979,000	2,979,000
Basic and diluted net (loss) income per share	$(0.12)	$(0.05)	$(0.23)	$0.25

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2023	104,000	$10	2,875,000	$288	$—	$(9,291,901)	$(9,291,603)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(241,296)	(241,296)

Net loss	—	—	—	—	—	(388,829)	(388,829)

Balance as of March 31, 2023	104,000	$10	2,875,000	$288	$—	$(9,922,026)	$(9,921,728)

Excise tax payable	—	—	—	—	—	(1,642)	(1,642)

Net loss	—	—	—	—	—	(432,858)	(432,858)

Balance as of June 30, 2023	104,000	$10	2,875,000	$288	$—	$(10,356,526)	$(10,356,228)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance- January 1, 2022	104,000	$10	2,875,000	$288	$—	$(10,256,949)	$(10,256,651)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(10,506)	(10,506)

Net Income	—	—	—	—	—	3,492,241	3,492,241

Balance as of March 31, 2022	104,000	$10	2,875,000	$288	$—	$(6,775,214)	$(6,774,916)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(63,930)	(63,930)

Net Loss	—	—	—	—	—	(519,951)	(519,951)

Balance as of June 30, 2022	104,000	$10	2,875,000	$288	$—	$(7,359,095)	$(7,358,797)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(821,687)	$2,972,290
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on Trust Account	(103,580)	(77,536)
Change in fair value of convertible note	5,868	(109,291)
Change in fair value of warrant liabilities	(303,691)	(5,314,593)
Changes in working capital:
Deferred tax liability	(31,151)	—
Prepaid taxes	(15,785)	—
Prepaid expenses	—	70,984
Taxes payable	—	4,032
Accounts payable and accrued expenses	1,072,112	1,316,532
Net cash used in operating activities	(197,914)	(1,137,582)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	164,297	102,894,278
Investment in Trust – for extension from Wentworth	(346,092)	—
Investment in Trust – for extension from Sponsor	(69,218)	(60,969)
Net cash (used in) provided by investing activities	(251,013)	102,833,309

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(164,297)	(102,894,278)
Proceeds from convertible promissory note	—	500,000
Trust Funding – for extension from Wentworth	346,092	—
Net cash provided by (used in) financing activities	181,795	(102,394,278)

Net change in cash	(267,132)	(698,551)
Cash, beginning of the period	277,511	838,478
Cash, end of period	$10,379	$139,927
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Accretion of Class A common stock subject to possible redemption	$241,296	$74,438
Excise tax payable	$1,642	$—

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company’s sponsor is Kingswood Global Sponsor LLC (“Sponsor”), a Delaware limited liability company.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through June 30, 2023, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities and convertible promissory notes as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company had until November 24, 2022 to complete a business combination (the “Combination Period”). If the Company is unable to consummate its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law, and (iv) unless time for which the business combination is otherwise extended as further outlined below under the heading “Proxy Statement”. As discussed in Note 9, the Combination Period has been extended until November 24, 2023.

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

On December 30, 2022, the Company, Holdings, and Wentworth entered into a side letter agreement to the Merger Agreement revising the Merger Agreement to extend the date upon which the Merger Agreement is terminable by either the Company or Wentworth from December 30, 2022 to June 30, 2023.

Associated with the Merger Agreement, Wentworth has agreed to pay for certain merger related expenses and additional funding in the Trust Account. During the period ended June 30, 2023 Wentworth deposited $346,092 into the Trust Account.

Proxy Statement

On May 18, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its Business Combination from May 24, 2022 to November 24, 2022 (“Extension Amendment Proposal”). In connection with the Extension Amendment Proposal, shareholders holding 10,036,744 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share, to redeeming shareholders. For each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 or approximately $0.04 per Public Share not redeemed in connection with the Extension Amendment. Contributions to the Trust Account in the amount of $60,969 were payable monthly through the Company’s extension date in November 2022.

On November 23, 2022, the Company convened its special meeting in lieu of an annual meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial business combination from November 24, 2022 to May 24, 2023 (the “Extension Amendment Proposal 2”). In connection with the Extension Amendment Proposal 2, shareholders holding 954,800 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. On November 21, 2022, the Company paid from the Trust Account an aggregate amount of $10,142,765, or approximately $10.62 per share, to redeeming shareholders. In connection with such extension and pursuant to the Merger Agreement, Wentworth deposited $69,218 per month into the Trust Account through the Company’s extension date in May 2023.

On May 18, 2023, the Company convened a special meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial Business Combination from May 24, 2023 to August 24, 2023 (the “Extension Amendment Proposal 3”).  In connection with the Extension Amendment Proposal 3, shareholders holding 14,406 Public Shares exercised their right to redeem such Public Shares for a pro rata portion of the Trust Account. On May 23, 2023, the Company paid from the Trust Account an aggregate amount of $164,297, or approximately $11.40 per share, to redeeming shareholders. In connection with such extension and pursuant to the Merger Agreement, Wentworth deposited $69,218 per month into the Trust Account through the Company’s extension date in August 2023.

With the redemption of $164,297 from the Trust Account, the Company may be subject to a new U.S. federal 1% excise tax equal to $1,642. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

For the three months ended June 30, 2023, Wentworth deposited $207,655 in the Trust Account. For the six months ended June 30, 2023, the Sponsor deposited $69,218 and Wentworth deposited $346,092 in the Trust Account for an aggregate amount of $415,310.

Subsequently, on August 17, 2023, the Company convened a special meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial business combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  See Note 9 — Subsequent Events.

Liquidity, Capital Resources, and Going Concern

As of June 30, 2023, the Company had cash of $10,379 and working capital deficit of $6,270,189 excluding taxes payable from the Trust Account.

On March 24, 2022, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in the form of convertible promissory notes as may be required (the “Working Capital Loans” or “Convertible Promissory Note”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The note will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. As of June 30, 2023 and December 31, 2022, $1,500,000, was drawn on the convertible promissory note, presented at its fair value of $1,357,530, and $1,351,662, respectively.

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

On August 17, 2023, the Company convened a special meeting of stockholders virtually and voted to, among other things, extend the date by which the Company must complete its initial Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  See Note 9 — Subsequent Events.

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

Trust Account

At June 30, 2023, assets held in the Trust Account were held in a demand deposit account and at December 31, 2022, assets held in the Trust Account were held in a money market mutual funds. Demand deposit accounts and money market mutual funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). Gains and losses resulting from the change in fair value of assets held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of assets held in Trust Account are determined using available market information. At June 30, 2023 and December 31, 2022, the Company had $5,869,087 and $5,514,494 held in the Trust Account, respectively.

Prepaid taxes

Prepaid taxes at June 30, 2023 and December 31, 2022 include $44,850 and $58,141 with taxing authorities related to estimated tax payments.

Warrant Liabilities

The Company evaluated its Warrants, (which are discussed in Note 4 and Note 8) in accordance with ASC 815-40, “Derivatives and Hedging; Contracts in Entity’s Own Equity” (“ASC 815-40”) and concluded that a provision in the Warrant Agreement related to certain transfers, tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815-40, the Warrants are recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Convertible Promissory Note

On March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, at any time on or prior to the maturity date, any unpaid principal amount outstanding may be converted into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. The Company elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, the Company records each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions a market participant would use in pricing the asset or liability. At June 30, 2023 and December 31, 2022, the Company borrowed $1,500,000.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On May 18, 2022, the Company held a special meeting in lieu of an annual meeting at which the Company’s stockholders approved extending the date by which the Company had to complete a Business Combination from May 24, 2022 to November 24, 2022. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 10,036,744 shares of class A common stock. As a result, an aggregate of $102,894,278 (or approximately $10.25 per share) was released from the Trust Account to pay such redeeming stockholders.

On November 23, 2022, the Company held a special meeting in lieu of an annual meeting at which the Company’s stockholders approved extending the date by which the Company had to complete a Business Combination from November 24, 2022 to May 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 954,800 shares of class A common stock. As a result, an aggregate of $10,142,765 (or approximately $10.62 per share) was released from the Trust Account to pay such redeeming stockholders.

On May 18, 2023, the Company convened a special meeting at which the Company’s stockholders approved extending the date by which the Company had to complete a Business Combination from May 24, 2023 to August 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 14,406 shares of class A common stock. As a result, an aggregate of $164,297 (or approximately $11.40 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of June 30, 2023 and December 31, 2022, 494,050 and 508,456 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the accompanying balance sheets are reconciled in the following table.

	June 30,	December 31,
	2023	2022

As of beginning of the period	$5,211,674	$117,861,531
Less:
Redemptions	(164,297)	(113,037,043)
Plus:
Remeasurement adjustment of carrying value to redemption value (1)	587,388	387,186
Class A common stock subject to possible redemption	$5,634,765	$5,211,674
(1)	For the period ended June 30, 2023, includes deposits of $346,092 in the Trust Account made by Wentworth (see Note 1). Such deposits are not included as a reduction to stockholders’ equity.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited and funds paid for the shares shall be refunded. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a business combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until November 24, 2023 (as extended) to consummate a business combination, and if a business combination is not consummated, the Company will liquidate and the shares will become worthless.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (5.82)% and (0.8)% for the three months ended June 30, 2023 and 2022, respectively, and 0.83% and 0.1% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value of the convertible notes liability, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net (loss) income available to Redeemable Class A	$(60,600)	$(363,966)	$(123,253)	$2,229,218
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	502,440	6,867,657	505,432	9,171,032
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.12)	$(0.05)	$(0.24)	$0.24
Net (loss) income available to non-redeemable Class A and Class B common stock	(372,258)	(155,985)	(698,434)	743,072
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	$2,979,000	$2,979,000	$2,979,000	$2,979,000
Basic and diluted net (loss) income per share, Class A and Class B common stock	$(0.12)	$(0.05)	$(0.23)	$0.25

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Upon closing the Public Offering and the sale of the Over-Allotment Units, a total of $117,848,550 ($10.25 per Unit) was placed in a U.S.-based trust account, with Continental Stock Transfer & Trust Company (“CST”) acting as trustee.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a business combination, on March 24, 2022, the Sponsor agreed to loan the Company up to $1,500,000 in the form of a non-interest bearing convertible promissory notes to be used for a portion of the expenses of the Company (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. Additionally, the Company may convert the unpaid principal balance into whole warrants (“Conversion Warrants”) to purchase Class A common stock at a conversion price equal to $1.00 per warrant. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, $1,500,000 was drawn on the convertible promissory note, presented at its fair value of $1,357,530 and $1,351,662 on the accompanying balance sheets, respectively.

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and accrued $0 and $0 of administrative service fees as of June 30, 2023 and 2022, respectively. The Sponsor has forgone charging the Company for the administrative service fee and during the year ended December 31, 2022, the Sponsor agreed to forgive the administrative service fee in the amount of $1,667, and accordingly, at June 30, 2023 and December 31, 2022, no amounts were due for this administrative service fee.

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

Note 7 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At June 30, 2023 and December 31, 2022, there were 494,050 and 508,456 shares of Class A common stock issued and outstanding subject to possible redemption, and 104,000 and 104,000 shares of Class A common stock not subject to redemption held by the underwriters and/or its designees, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 2,875,000 shares of Class B common stock issued and outstanding at June 30, 2023 and December 31, 2022.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of June 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

Since all of the Company’s permitted assets in the Trust Account consist of demand deposits at June 30, 2023 and U.S. Money Market funds at December 31, 2022, fair values of these assets are determined utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants and Convertible Promissory Note is based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair values. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2023 and December 31, 2022:

June 30, 2023	Level 1	Level 2	Level 3
Assets:
Demand deposits held in Trust Account	$5,869,087	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,357,530
Private Placement Warrants	$—	$—	$196,787
Public Warrants	$172,500	$—	$—

December 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Mutual Funds held in Trust Account	$5,514,494	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,351,662
Private Placement Warrants	$—	$—	$327,978
Public Warrants	$345,000	$—	$—

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

Measurement

On June 30, 2023 and December 31, 2022, the Company’s Public Warrants were trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the closing market price at June 30, 2023 and December 31, 2022, respectively.

On June 30, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Warrants.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	June 30,	December 31,
Input	2023	2022
Stock price	$11.49	$10.02
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	4.13%	3.99%
Dividend yield	—%	—%
Volatility	11%	1.8%

On June 30, 2023 and December 31, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

	June 30,	December 31,
Input	2023	2022
Amount due at maturity	$1,500,000	$1,500,000
Term (years)	0.4	0.5
Probability of a successful business combination	92.5%	92.5%
Present value factor	0.9742	0.9742

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and Convertible Promissory Note. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and Convertible Promissory Note and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Level 3
Fair value as of December 31, 2022	$1,679,640
Change in fair value of Convertible Promissory Note	29,238
Change in fair value - Private Warrant Liabilities	(65,596)
Fair value as of March 31, 2023	$1,643,282
Change in fair value of Convertible Promissory Note	(23,370)
Change in fair value - Private Warrant Liabilities	(65,595)
Fair value as of June 30, 2023	$1,554,317

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company has identified the following:

On August 17, 2023, the Company convened a special meeting of stockholders virtually at which the Company’s stockholders approved extending the date by which the Company must complete a Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  In connection with the Extension Amendment Proposal 4, a shareholder holding one Public Share exercised its right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay from the Trust Account an aggregate amount of $12.23 to the redeeming shareholder. In connection with such extension and pursuant to the Merger Agreement, Wentworth has agreed to deposit $69,218 per month into the Trust Account through the Company’s extension date in November 2023.

Additionally, at such special meeting the Company’s stockholders approved additional amendments to the Company’s second amended and restated certificate of incorporation to provide holders of the Company’s Class B common stock the right to convert their shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. On August 17, 2023, Sponsor notified CST that it was electing to convert approximately 2,605,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The holders of the newly converted shares of Class A common stock have agreed to carry over the transfer restrictions associated with the Founder Shares and have no rights to funds in the Trust Account. After the conversion, there are 3,203,049 and 270,000 Class A common and Class B common stock, respectively, issued and outstanding.

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

Recent Developments

Charter Amendments

On May 18, 2022, we convened its special meeting in lieu of an annual meeting of stockholders at which our stockholders approved an amendment to our second amended and restated certificate of incorporation extending the date by which we must consummate our initial business combination from May 24, 2022 to November 24, 2022. In connection therewith, holders of 10,036,744 public shares exercised their right to redeem such public shares for a pro rata portion of the Trust Account. On May 20, 2022, the Company paid from the Trust Account an aggregate amount of $102,894,278, or approximately $10.25 per share to redeeming shareholders. Additionally, for each one-month extension, the Sponsor agreed to contribute, as a loan, to the Company $60,969 (recorded as part of the Convertible Promissory Note on the condensed balance sheet), or approximately $0.04 per public share not redeemed in connection with such extension amendment.

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

On May 18, 2023, the Company convened its special meeting, and approved the proposal to extend the date by which the Company must complete its initial Business Combination from May 24, 2023 to August 24, 2023. In accordance with the Investment Management Trust Agreement between Company and Continental Stock Transfer & Trust Company (“CST”), dated November 19, 2020, the Company authorized the trustees to deposit $69,218 into the Trust Account on or about May 23, 2023.

Additionally, associated with the Special Meeting on May 18, 2023, 14,406 shares of the Company’s Class A common stock were redeemed for $164,297 or approximately $11.40 per share.

Through the date of the filing of this 10-Q, an aggregate of $850,342 has been deposited into the Trust Account. Of the amount deposited in the Trust Account, $504,250 came from the Sponsor and $346,092 came from Wentworth.

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

On August 17, 2023, we convened a special meeting of stockholders virtually at which our stockholders approved extending the date by which we must complete a Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  In connection with the Extension Amendment Proposal 4, a shareholder holding one Public Share exercised its right to redeem such Public Share for a pro rata portion of the Trust Account. We expect to pay from the Trust Account an aggregate amount of $12.23 to the redeeming shareholder. In connection with such extension and pursuant to the Merger Agreement, Wentworth has agreed to deposit $69,218 per month into the Trust Account through the Company’s extension date in November 2023.

Additionally, at such special meeting our stockholders approved additional amendments to the Company’s second amended and restated certificate of incorporation to provide holders of the Company’s class B common stock the right to convert their shares of class B common stock into shares of class A common stock on a one-to-one basis at any time and from time to time at the election of the holder. On August 17, 2023, Sponsor notified CST that it was electing to convert approximately 2,605,000 shares of class B common stock into shares of class A common stock. The holders of the newly converted shares of class A common stock have agreed to carry over the transfer restrictions associated with the Founder Shares and have no rights to funds in the Trust Account.

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

On December 30, 2022, the Company, Holdings, and Wentworth entered into a side letter agreement to the Merger Agreement revising the Merger Agreement to extend the date upon which the Merger Agreement is terminable at the option of the Company or Wentworth from December 30, 2022 to June 30, 2023. On March  20, 2023, Kingswood, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain First Amendment to the Merger Agreement to, among other things, (i) amends and restates the definition of “Transaction Expenses Shortfall” in the Merger Agreement to an amount equal to (x) the Outstanding Transaction Expenses (as defined in the Merger Agreement) minus (y) the Available Closing Date Cash (as defined in the Merger Agreement); (ii) amend and restate the condition precedent in Section 8.03(k) of the Merger Agreement to require that Available Closing Date Cash be sufficient to cover an amount equal to the sum of $3,500,000 and the Outstanding Transaction Expenses; and (iii) amend and restate the termination rights in Section 9.01(c)(B) to allow for the termination of the Merger Agreement if the Available Closing Date Cash is insufficient to cover the sum of $3,500,000 and the Outstanding Transaction Expenses.

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

Results of Operations

For the three months ended June 30, 2023, we incurred a loss from operations of $636,997. In addition to the loss from operations, we realized other income of $227,946 consisting of interest income of $52,731 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $23,370 and a $151,845 gain from a decrease in the fair value of the Company’s warrant liability.

For the six months ended June 30, 2023, we incurred a loss from operations of $1,230,033. In addition to the loss from operations, we realized other income of $401,460 consisting of interest income of $103,637 from the Trust and operating bank accounts, a loss on the change in fair value of the convertible promissory note of $5,868 and a $303,691 gain from a decrease in the fair value of the Company’s warrant liability. For the three and six months ended June 30, 2023, our efforts have been limited to activities relating to consummating the proposed Business Combination and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities and convertible promissory note at each reporting period.

For the three months ended June 30, 2022, we incurred a net loss for the Company of $519,951 including the loss from operations of $1,648,928 and tax expense of $4,032, offset by the changes in fair value of warrant liability of $1,062,919, changes in fair value of convertible promissory note of $3,049 and interest income from the Trust Account of $67,041.

For the six months ended June 30, 2022, we incurred a loss from operations of $2,525,125, including legal and professional fees of $2,316,997, directors’ fee of $52,500, insurance expenses of $74,384 and other general operation expenses totalling $81,244. We also incurred $4,032 in tax expenses. In addition to the loss from operations, we realized other income of $5,501,447 consisting of interest income of $77,563 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $109,291 and a $5,314,593 gain from a decrease in the fair value of the Company’s warrant liability. Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

At June 30, 2023, $5,869,087 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our Charter provides that none of the funds held in trust will be released from the Trust Account until such time as or under the following circumstances (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination by November 24, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination by November 24, 2023, as extended. Through June 30, 2023, we have not withdrawn any funds from interest earned on the trust proceeds to pay taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2023, we had cash outside our Trust Account of $10,379, available for working capital needs and a working capital deficit of $6,270,189 (excluding federal income and Delaware franchise taxes). We intend to use the funds held outside the Trust Account for consummating the business combination.

As of June 30, 2023, assets held in the Trust Account of $5,869,087 consisted of a demand deposit account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the six months ended June 30, 2023, cash used in operating activities was $197,914. Net loss of $853,287 was primarily driven by a change in the fair value of the Warrants of  $303,691, changes in fair value of convertible promissory note of $5,868, interest income from the Trust Account of $103,580, a reversal of the deferred tax liability of $31,151, and change in working capital of $1,087,927.

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

We have until November 24, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless time for which the business combination is otherwise extended as further outlined above under the heading “Charter Amendments”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and our working capital deficiency raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after November 24, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

On May 18, 2023, the Company convened a special meeting and approved the proposal to extend the date by which the Company must complete its initial Business Combination from May 24, 2023 to August 24, 2023. In connection with the approval of the extension, stockholders elected to redeem an aggregate of 14,406 class A common stock. As a result, an aggregate of $164,297 (or approximately $10.40 per share) was released from the Trust Account to pay such stockholders. Accordingly, as of June 30, 2023 and December 31, 2022, 494,050 and 508,456 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

Net Income (Loss) per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our current Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer) (“Certifying Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that as of June 30, 2023 such disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting due to the following (described below):

●we did not have a control in place to review the appropriateness of our legal accruals,
●we did not have a control in place to review the appropriateness of our Delaware franchise tax accrual,
●we did not have a control in place to review the appropriateness of presentation in the statement of cash flows,
●	our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the complex financial instruments.

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

Additionally, management fail to properly reconcile our legal fees on a timely basis, failed to correctly calculate the Delaware franchise tax accrual, and did not have a control in place to review the appropriateness of the presentation in the statement of cash flows.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses. To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and the reconciliation and completeness of all accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*           Filed herewith

**         Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSWOOD ACQUISITION CORP.

Date: August 30, 2023	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)