Form 10-Q
period 2023-09-30
Kingswood Acquisition Corp.
filed 2023-11-20
CIK 1823086

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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

As of November 17, 2023, there were 3,193,083 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 270,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding as reported on the OTC Pink Marketplace.

Kingswood Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KINGSWOOD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash	$1,509	$277,511
Prepaid taxes	65,050	58,141
Total current assets	66,559	335,652

Trust Account	6,134,176	5,514,494
Total Assets	$6,200,735	$5,850,146

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$5,614,877	$3,849,284
Convertible promissory note	1,409,942	1,351,662
Taxes payable	18,841	—
Deferred tax liability	—	31,151
Excise tax payable	1,642	—
Total current liabilities	7,045,302	5,232,097

Deferred underwriters’ compensation	4,025,000	4,025,000
Warrant liability	217,441	672,978
Total liabilities	11,287,743	9,930,075

Commitments and Contingencies (Note 6)
Class A Common Stock subject to possible redemption, 494,049 and 508,456 shares at redemption value of $11.83 and $10.25, as of September 30, 2023 and December 31, 2022, respectively	5,842,408	5,211,674

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,709,000 and 104,000 shares issued and outstanding, excluding 494,049 and 508,456 shares subject to possible redemption, at September 30, 2023 and December 31, 2022, respectively	271	10
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 270,000 and 2,875,000 shares issued and outstanding, respectively	27	288
Additional paid-in capital	—	—
Accumulated deficit	(10,929,714)	(9,291,901)
Total stockholders’ deficit	(10,929,416)	(9,291,603)
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$6,200,735	$5,850,146

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs	$722,094	$736,011	$1,952,127	$3,261,136
Loss from operations	(722,094)	(736,011)	(1,952,127)	(3,261,136)

Other income, net:
Interest income	57,389	67,094	161,026	144,657
Change in fair value of convertible promissory note	(52,412)	140,888	(58,280)	250,179
Change in fair value of warrant liabilities	151,846	759,227	455,537	6,073,820
Total other income, net	156,823	967,209	558,283	6,468,656

(Loss) Income before provision for income taxes	(565,271)	231,198	(1,393,844)	3,207,520
Provision for income taxes	(7,917)	(1,209)	(1,031)	(5,241)
Net (loss) income	$(573,188)	$229,989	$(1,394,875)	$3,202,279

Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	494,050	1,463,256	501,649	6,573,540
Basic and diluted net (loss) income per share	$(0.16)	$0.05	$(0.39)	$0.34
Basic and diluted weighted average shares outstanding, Class A and Class B common stock not subject to redemption	2,979,000	2,979,000	2,979,000	2,979,000
Basic and diluted net (loss) income per share	$(0.17)	$0.05	$(0.40)	$0.33

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance- January 1, 2023	104,000	$10	2,875,000	$288	$—	$(9,291,901)	$(9,291,603)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(241,296)	(241,296)

Net loss	—	—	—	—	—	(388,829)	(388,829)

Balance as of March 31, 2023	104,000	$10	2,875,000	$288	$—	$(9,922,026)	$(9,921,728)

Excise tax payable	—	—	—	—	—	(1,642)	(1,642)

Net loss	—	—	—	—	—	(432,858)	(432,858)

Balance as of June 30, 2023	104,000	$10	2,875,000	$288	$—	$(10,356,526)	$(10,356,228)

Conversion of Class B shares to Class A	2,605,000	261	(2,605,000)	(261)	—	—	—

Net loss	—	—	—	—	—	(573,188)	(573,188)

Balance as of September 30, 2023	2,709,000	$271	270,000	$27	$—	$(10,929,714)	$(10,929,416)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance- January 1, 2022	104,000	$10	2,875,000	$288	$—	$(10,256,949)	$(10,256,651)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(10,506)	(10,506)

Net income	—	—	—	—	—	3,492,241	3,492,241

Balance as of March 31, 2022	104,000	$10	2,875,000	$288	$—	$(6,775,214)	$(6,774,916)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(63,930)	(63,930)

Net loss	—	—	—	—	—	(519,951)	(519,951)

Balance as of June 30, 2022	104,000	$10	2,875,000	$288	$—	$(7,359,095)	$(7,358,797)

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(156,459)	(156,459)

Net income	—	—	—	—	—	229,989	229,989

Balance as of September 30, 2022	104,000	$10	2,875,000	$288	$—	$(7,285,565)	$(7,285,267)

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the
	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,394,875)	$3,202,279
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on Trust Account	(161,026)	(144,609)
Change in fair value of convertible note	58,280	(250,179)
Change in fair value of warrant liabilities	(455,537)	(6,073,820)
Changes in working capital:
Deferred tax liability	(31,151)	—
Prepaid taxes	11,932	—
Prepaid expenses	—	106,329
Taxes payable	—	(13,759)
Accounts payable and accrued expenses	1,765,593	1,721,638
Net cash used in operating activities	(206,784)	(1,452,121)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection with redemption	164,309	102,894,278
Investment in Trust – for extension from Wentworth	(553,747)	—
Investment in Trust – for extension from Sponsor	(69,218)	(243,876)
Net cash (used in) provided by investing activities	(458,656)	102,650,402

Cash flows from financing activities:
Redemption of Class A common stock subject to possible redemption	(164,309)	(102,894,278)
Proceeds from convertible promissory note	—	1,110,000
Trust Funding – for extension from Wentworth	553,747	—
Net cash provided by (used in) financing activities	389,438	(101,784,278)

Net change in cash	(276,002)	(585,997)
Cash, beginning of the period	277,511	838,478
Cash, end of period	$1,509	$252,481
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Accretion of Class A common stock subject to possible redemption	$241,296	$230,895
Excise tax payable	$1,642	$—
Conversion of Class B shares to Class A	$261	$—

The accompanying notes are an integral part of the condensed unaudited financial statements.

KINGSWOOD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company’s sponsor is Kingswood Global Sponsor LLC (“Sponsor”), a Delaware limited liability company.

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from July 27, 2020 (inception) through September 30, 2023, relates to the Company’s formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the Public Offering, searching for a target to consummate a business combination. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below) and recognizes changes in the fair value of warrant liabilities and Initial Convertible Promissory Note (as defined below) as other income (expense). The Company has selected December 31 as its fiscal year end.

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

The Company had until November 24, 2022 to complete a business combination (the “Combination Period”). If the Company is unable to consummate its initial business combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under the law of the state of Delaware to provide for claims of creditors and the requirements of other applicable law, and (iv) unless time for which the business combination is otherwise extended as further outlined below under the heading “Proxy Statement”. The Combination Period has been extended until February 24, 2024.

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

Business Combination Agreement

On July 7, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Binah Capital Group, Inc., a Delaware corporation and wholly owned subsidiary of Kingswood (“Holdings”), Kingswood Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Holdings (“Kingswood Merger Sub”), Wentworth Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Holdings (“Wentworth Merger Sub”), and Wentworth Management Services LLC, a Delaware limited liability company (“Wentworth”). In addition, contemporaneously with the execution of the Merger Agreement, (i) certain holders of Wentworth’s membership units representing a majority of the Wentworth’s outstanding membership interests entered into a Wentworth Support Agreement pursuant to which such Wentworth members agreed, among other things, to approve the Merger Agreement and the transaction, (ii) the Company and Sponsor entered into a Founder Support Agreement pursuant to which certain holders of founder shares agreed to approve the Merger Agreement and the transaction and (iii) certain holders of Kingswood’s common stock, par value $0.0001 per share (“Kingswood Common Stock”) and Kingswood Private Placement Warrants entered into a Founder Support Agreement, pursuant to which, among other things, such holders of Kingswood Common Stock agreement to approve the Merger Agreement and the transaction.

On December 30, 2022, the Company, Holdings, and Wentworth entered into a side letter agreement to the Merger Agreement revising the Merger Agreement to extend the date upon which the Merger Agreement is terminable by either the Company or Wentworth from December 30, 2022 to June 30, 2023.

On March 20, 2023, the Company, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain First Amendment to the Merger Agreement to, among other things, (i) amend and restate the definition of “Transaction Expenses Shortfall” in the Merger Agreement to an amount equal to (x) the Outstanding Transaction Expenses (as defined in the Merger Agreement) minus (y) the Available Closing Date Cash (as defined in the Merger Agreement); (ii) amend and restate the condition precedent in Section 8.03(k) of the Merger Agreement to require that Available Closing Date Cash be sufficient to cover an amount equal to the sum of $3,500,000 and the Outstanding Transaction Expenses; and (iii) amend and restate the termination rights in Section 9.01(c)(B) to allow for the termination of the Merger Agreement if the Available Closing Date Cash is insufficient to cover the sum of $3,500,000 and the Outstanding Transaction Expenses.

On September 13, 2023, the Company, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain Second Amendment to the Merger Agreement further amending, modifying, and supplementing the Merger Agreement (as amended) to, among other things:

●	add definitions for (x) “Additional Sponsor Loans” to mean an additional $250,000 to be loaned to the Company by Sponsor or an Affiliate of Sponsor between the date of the Second Amendment and the Closing Date; and (y) “Additional Shares of Holdings Common Stock” to mean 1,100,000 shares of common stock of Holdings (“Holdings Common Stock”) to be issued to those certain holders of Continuing Company Units (as defined in the Merger Agreement) (in the amounts determined by Wentworth) and provided to the Company and Holdings in writing prior to the filing of the final amendment to the registration statement of which this proxy statement/prospectus forms a part;
●	amend the definition of “Company Merger Consideration” to mean (i) 12,000,000 shares of Holdings Common Stock at the Per Share Price (as defined in the Merger Agreement) (excluding any amount of warrants of Holdings issued or issuable to Continuing Company Unit Holders), plus (ii) the Additional Shares of Holdings Common Stock;
●	delete the definitions of “Converted Company Debt Amount” and “Minimum Company Share Amount” and references to such terms in the Merger Agreement;
●	amend and restate Section 2.09(d)(i) to provide for the forfeiture by Sponsor of 3,084,450 Private Warrants immediately prior to the effective time of the business combination;
●	amend Section 2.09(b) to provide for the escrow (or at Sponsor’s option, forfeiture) of 1,100,000 shares of Holdings Common Stock that would otherwise be issued to Sponsor in respect of its shares of common stock of the Company at closing and the release of such shares (or in the case of forfeiture, reissuance of an equal number of shares) to Sponsor if the VWAP of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the closing of the business combination;

●	amend Section 2.11(d) to provide that (i) the Additional Shares of Holdings Common Stock will not be subject to the Lock-Up Agreement, and (ii) Craig Gould has the ability to release PPD Group, LCC and/or Wentworth Funding, LLC (or any of their ultimate beneficial owners who receive Holdings Common Stock) and the Holdings Common Stock owned by such holders from the obligations under the Lock-Up Agreement (as defined in the Merger Agreement) to the extent necessary to cause Holdings to satisfy the initial listing requirements of the National Exchange (as defined in the Merger Agreement) upon which the Holdings Common Stock has applied to be listed;
●	amend Section 2.16 to provide that if the closing does not occur then the Company shall promptly reimburse Wentworth the amount of such SPAC Extension Costs (as defined in the Merger Agreement) and if Closing does not occur due to the Company’s failure to satisfy any of the conditions precedent to closing that are reasonably with the control of the Company, the Company shall reimburse and pay to Wentworth up to $150,000 of costs and other expenses actually reimbursed by Wentworth to the prospective purchaser of the Series A Convertible Preferred Stock;
●	further amend Section 2.16 to provide Wentworth with the option to cause the outstanding Sponsor Loans and Additional Sponsor Loans to be repaid by Holdings at the closing either (A) through the issuance of shares of Holdings Common Stock of equal value, or (B) in immediately available funds, provided, however, that in case of clause (B) Sponsor will be required to surrender a number of shares of Holdings Common Stock of equal value otherwise issuable to it in connection with the closing of the business combination;
●	further amend Section 2.16 to require the Outstanding SPAC Expenses (as defined in the Merger Agreement) incurred by the Company in connection with any prior business combination not consummated by the Company (“Prior Expenses”) to be allocated to Sponsor and its equityholders on a pro-rata basis, and be repaid by (A) them in exchange for the issuance to such Sponsor and its equityholders a number of shares of Holdings Common Stock of equal value, or (B) Holdings in exchange for such Sponsor and its equityholders’ surrender of a number of shares of Holdings Common Stock of equal value;
●	further amend Section 2.16 to provide Wentworth the option (subject to the prior written consent of the Company) to pay any Outstanding Company Expenses (as defined in the Merger Agreement) owed to unrelated third parties prior to the closing, in exchange for the issuance of number of additional shares of Holdings Common Stock of equal value;
●	amend and restate the covenants and agreements in Section 7.10 to (A) require each of Wentworth, the Company and Holdings to use their commercially reasonable best efforts to enter into and consummate subscription agreements with investors relating to a private placement of shares in Wentworth, the Company and/or Holdings, and/or the entry into backstop arrangements with potential investors, and (B) acknowledge and agree that the proposed issuance and sale by Holdings at closing of up to 1,500,000 Series A Convertible Preferred Stock of Holdings on the terms set forth on the term sheet dated August 9, 2023 has been agreed upon by each of Wentworth, the Company and Holdings;
●	amend and restate the closing condition in Section 8.03(h) to require the Sponsor Loans and Additional Sponsor Loans be paid in full prior to or substantially concurrently with the closing of the business combination;
●	amend and restate the closing condition in Section 8.03(k) to require the Available Closing Date Cash not be less than $14,000,000;
●	amend and restate the closing condition in Section 8.03(l) to require the Company Merger Consideration (as defined in the Merger Agreement) to be issued prior to or substantially concurrently with the closing of the business combination;
●	amend the definition of “Termination Date” by replacing “June 30, 2023” with “November 24, 2023; and
●	amend and restate the termination rights in Section 9.01(c) to allow for the termination of the Merger Agreement if the conditions specified in Section 8.03(k) and 8.03(l) are not capable of being satisfied at the closing of the business combination.

Associated with the Merger Agreement, Wentworth has agreed to pay for certain merger related expenses and additional funding in the Trust Account. For the nine months ended September 30, 2023, Wentworth deposited $553,747 into the Trust Account.

Proxy Statements

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

On August 17, 2023, the Company convened a special meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  In connection with the Extension Amendment Proposal 4, a shareholder holding one Public Share exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. On August 23, 2023, the Company paid from the Trust Account $12.23 to the redeeming shareholder. With the redemption of $12.23 from the Trust Account, the Company may be subject to a new U.S. federal 1% excise tax equal to $0.12. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year.

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. See Note 9 – Subsequent Events. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders with respect to such redeemed Public Shares.

In connection with such extension and pursuant to the Merger Agreement, Wentworth agreed to deposit $69,218 per month into the Trust Account through the Company’s extension date in February 24, 2024.

Additionally, at such special meeting the Company’s stockholders approved further amendments to the Company’s second amended and restated certificate of incorporation to provide holders of the Company’s Class B common stock the right to convert their shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder.  On August 17, 2023, Sponsor converted 2,605,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The holders of the newly converted shares of Class A common stock have agreed to carry over the transfer restrictions associated with the Founder Shares and have no rights to funds in the Trust Account.

Following the aforementioned conversion and redemptions, the Company had 3,203,049 shares of Class A common stock and 270,000 shares of Class B common stock issued and outstanding.

For the three months ended September 30, 2023, Wentworth deposited $207,655 in the Trust Account. For the nine months ended September 30, 2023, the Sponsor deposited $69,218 and Wentworth deposited $553,747 in the Trust Account for an aggregate amount of $622,965.

Liquidity, Capital Resources, and Going Concern

As of September 30, 2023, the Company had cash of $1,509 and working capital deficit of $6,978,743.

On March 24, 2022, the Company and Sponsor entered into a convertible promissory note (the “Initial Convertible Promissory Note”) pursuant to which Sponsor agreed to loan the Company up to $1,500,000 (such loans, the “Initial Working Capital Loans”). The Initial Convertible Promissory Note provides that, upon the consummation of a Business Combination, the Initial Working Capital Loans would either be repaid, without interest, or, at the Sponsor’s election, converted into additional Private Warrants at a price of $1.00 per Private Warrant. If a Business Combination is not consummated, the Initial Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Initial Working Capital Loans, but no proceeds held in the Trust Account would be used for such purposes. As of September 30, 2023 and December 31, 2022, $1,500,000, was drawn on the Initial Convertible Promissory Note, presented at its fair value of $1,409,942, and $1,351,662, respectively.

On October 6, 2023, the Company and the Sponsor amended and restated the Initial Convertible Promissory Note and entered into an additional convertible promissory note – see Note 9 – Subsequent Events.

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

The Company has until February 24, 2024 (as extended) to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution, unless time for which the business combination is otherwise extended as further outlined above under the heading “Proxy Statement”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, as well as the Company’s working capital deficiency raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 24, 2024 (as extended).

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. See Note 9 – Subsequent Events. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders in with respect to such redeemed Public Shares.

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

The continuing military conflict between the Russian Federation the Ukraine and the military action between Hamas and Israel have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The more significant accounting estimates included in these unaudited condensed financial statements is the determination of fair value of the warrant liabilities and the Initial Convertible Promissory Note. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Trust Account

At September 30, 2023, assets held in the Trust Account were held in a demand deposit account and at December 31, 2022, assets held in the Trust Account were held in a money market mutual funds. Demand deposit accounts and money market mutual funds are characterized as Level 1 investments within the fair value hierarchy under ASC 820 (as defined below). Gains and losses resulting from the change in fair value of assets held in Trust Account are included in interest income in the accompanying statements of operations. The estimated fair values of assets held in Trust Account are determined using available market information. At September 30, 2023 and December 31, 2022, the Company had $6,134,176 and $5,514,494 held in the Trust Account, respectively.

Prepaid taxes

Prepaid taxes at September 30, 2023 and December 31, 2022 include $65,050 and $58,141 with taxing authorities related to estimated tax payments.

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

Convertible Promissory Note

On March 24, 2022, the Company and Sponsor entered into the Initial Convertible Promissory Note pursuant to which Sponsor agreed to loan the Company up to $1,500,000. The Initial Convertible Promissory Note provides that, upon the consummation of a Business Combination, the Initial Working Capital Loans would either be repaid, without interest, or, at the Sponsor’s election, converted into additional Private Warrants at a price of $1.00 per Private Warrant. If a Business Combination is not consummated, the Initial Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Initial Working Capital Loans, but no proceeds held in the Trust Account would be used for such purposes. The Company elected the fair value option as the reporting value of the Initial Convertible Promissory Note. As a result of applying the fair value option, the

Company records each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumptions a market participant would use in pricing the asset or liability. At September 30, 2023 and December 31, 2022, the Company had drawn down $1,500,000 under the Initial Convertible Promissory Note.

On October 6, 2023, the Company and the Sponsor amended and restated the Initial Convertible Promissory Note and entered into an additional convertible promissory note – see Note 9 – Subsequent Events.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

On August 17, 2023, the Company convened a special meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  In connection with the Extension Amendment Proposal 4, a shareholder holding one Public Share exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. On August 23, 2023, the Company paid from the Trust Account $12.23 to the redeeming shareholder.

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. See Note 9 – Subsequent Events. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders with respect to such redeemed Public Shares.

Accordingly, as of September 30, 2023 and December 31, 2022, 494,049 and 508,456 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A common stock reflected in the accompanying balance sheets are reconciled in the following table.

	September 30,	December 31,
	2023	2022

As of beginning of the period	$5,211,674	$117,861,531
Less:
Redemptions	(164,309)	(113,037,043)
Plus:
Remeasurement adjustment of carrying value to redemption value (1)	795,043	387,186
Class A common stock subject to possible redemption	$5,842,408	$5,211,674
(1)	The period ended September 30, 2023, includes deposits of $553,747 in the Trust Account made by Wentworth (see Note 1). Such deposits are not included as a reduction to stockholders’ equity.

Stock Based Compensation

The Company complies with ASC 718 Compensation — Stock Compensation regarding founder shares acquired by directors of the Company at prices below fair value. The acquired shares shall vest upon the Company consummating an initial business combination (the “Vesting Date”). If prior to the Vesting Date, the director ceases to be a director, the shares will be forfeited and funds paid for the shares shall be refunded. The founder shares owned by the director (1) may not be sold or transferred, until one year after the consummation of a business combination, (2) not be entitled to redemption from the funds held in the Trust Account, or any liquidating distributions. The Company has until February 24, 2024 (as extended) to consummate a business combination, and if a business combination is not consummated, the Company will liquidate and the shares will become worthless.

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (1.40)% and 0.52% for the three months ended September 30, 2023 and 2022, respectively, and (0.07)% and 0.16% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability, changes in fair value of the convertible notes liability, and the valuation allowance on the deferred tax assets.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2023.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

The Company has two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase the Company’s stock were excluded from diluted (loss) income per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net (loss) income available to Redeemable Class A	$(80,246)	$75,896	$(195,283)	$2,209,573
Basic and diluted weighted average shares outstanding, Class A common stock, subject to possible redemption	494,050	1,463,256	501,649	6,573,540
Basic and diluted net (loss) income per share, redeemable Class A common stock	$(0.16)	$0.05	$(0.39)	$0.34
Net (loss) income available to non-redeemable Class A and Class B common stock	(492,942)	154,093	(1,199,592)	992,706
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	2,979,000	2,979,000	2,979,000	2,979,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock	$(0.17)	$0.05	$(0.40)	$0.33

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

In accordance with the Second Amendment to the Merger Agreement, the Sponsor has agreed to forfeit 3,084,450 of Private Warrants immediately prior to the effective time of the Business Combination.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a business combination, on March 24, 2022, the Company and Sponsor entered into the Initial Convertible Promissory Note pursuant to which Sponsor agreed to loan the Company up to $1,500,000. The Initial Convertible Promissory Note provides that, upon the consummation of a Business Combination, the Initial Working Capital Loans would either be repaid out of the proceeds of the Trust Account released to the Company, without interest, or, at the Sponsor's election, converted into additional Private Warrants at a price of $1.00 per Private Warrant. If a Business Combination is not consummated, the Initial Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Initial Working Capital Loans, but no proceeds held in the Trust Account would be used for such purpose. As of September 30, 2023 and December 31, 2022, $1,500,000 was drawn on the convertible promissory note, presented at its fair value of $1,409,942 and $1,351,662 on the accompanying balance sheets, respectively.

On October 6, 2023, the Company and the Sponsor amended and restated the Initial Convertible Promissory Note and entered into an additional convertible promissory note - see Note 9 - Subsequent Events.

In accordance with the Second Amendment to the Merger Agreement, Wentworth has the option to cause the outstanding Initial Convertible Promissory Note and the additional convertible promissory note to be repaid by at the closing either (A) through the issuance of shares of Company Common Stock of equal value, or (B) in immediately available funds, provided, however, that in case of clause (B) Sponsor will be required to surrender a number of shares of Company Common Stock of equal value otherwise issuable to it in connection with the closing of the business combination;

Administrative Service Fee

Commencing on the date of the final prospectus for the Public Offering, the Company agreed to pay the Sponsor up to $10,000 per month for office space, secretarial and administrative services as needed. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred and accrued $0 of administrative service fees as of September 30, 2023 and 2022, respectively. The Sponsor has forgone charging the Company for the administrative service fee and during the year ended December 31, 2022, the Sponsor agreed to forgive the administrative service fee in the amount of $1,667, and accordingly, at September 30, 2023 and December 31, 2022, no amounts were due for this administrative service fee.

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

Business Combination

In connection with the initial Business Combination, the Company engaged Oppenheimer & Co. Inc. (“Oppenheimer”) and SPAC Advisory Partners LLC (“SAP”) to act as its financial advisors, each will be entitled to customary fees in such capacity, with payment due at, and conditioned upon, the closing of the Business Combination. Oppenheimer & Co. Inc. will be due 3.5% of the value of the Company’s IPO or $4,025,000 upon consummation of the Company’s initial Business Combination. This amount is reported on the condensed balance sheet as deferred underwriters’ compensation. The Company’s management and SAP are currently negotiating the fees due SAP at closing, if any, for their services rendered in the consummating the proposed Business Combination.

Business Combination Closing Costs

The Merger Agreement provides that if the closing does not occur then the Company shall promptly reimburse Wentworth the amount of such SPAC Extension Costs (as defined in the Merger Agreement) and if Closing does not occur due to the Company’s failure to satisfy any of the conditions precedent to closing that are reasonably with the control of the Company, the Company shall reimburse and pay to Wentworth up to $150,000 of costs and other expenses actually reimbursed by Wentworth to the prospective purchaser of the Series A Convertible Preferred Stock.

Note 7 — Stockholders’ Deficit

On August 17, 2023, Sponsor converted 2,605,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The holders of the newly converted shares of Class A common stock have agreed to carry over the transfer restrictions associated with the Founder Shares and have no rights to funds in the Trust Account. After the conversion and redemptions, there are 3,203,049 and 270,000 Class A common and Class B common stock, respectively, issued and outstanding.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class A common stock. At September 30, 2023 and December 31, 2022, there were 494,049 and 508,456 shares of Class A common stock issued and outstanding subject to possible redemption, and 2,709,000 and 104,000 shares of Class A common stock not subject to redemption held by the sponsor, the underwriters and/or its designees, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of Class B common stock. There were 270,000 and 2,875,000 shares of Class B common stock issued and outstanding at September 30, 2023 and December 31, 2022.

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

Note 8 — Recurring Fair Value Measurements

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

Since all of the Company’s permitted assets in the Trust Account consist of demand deposits at September 30, 2023 and U.S. Money Market funds at December 31, 2022, fair values of these assets are determined utilizing quoted prices (unadjusted) in active markets for identical assets. The Company’s warrant liability for the Private Warrants and Convertible Promissory Note is based on valuation models utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair values. The Company’s warrant liability for the Public Warrants is based on quoted prices in an active market for identical assets.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2023 and December 31, 2022:

September 30, 2023	Level 1	Level 2	Level 3
Assets:
Demand deposits held in Trust Account	$6,134,176	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,409,942
Private Placement Warrants	$—	$—	$131,191
Public Warrants	$86,250	$—	$—

December 31, 2022	Level 1	Level 2	Level 3
Assets:
U.S. Money Market Mutual Funds held in Trust Account	$5,514,494	$—	$—

Liabilities:
Convertible Promissory Note	$—	$—	$1,351,662
Private Placement Warrants	$—	$—	$327,978
Public Warrants	$345,000	$—	$—

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

Measurement

On September 30, 2023 and December 31, 2022, the Company’s Public Warrants were trading in an active market and valuation of the Company’s Public Warrant liability was determined based upon the closing market price at September 30, 2023 and December 31, 2022, respectively.

On September 30, 2023 and December 31, 2022, the Company used a modified Black-Scholes model to value the Private Warrants.

The key inputs into the modified Black Scholes option pricing model for the Private Placement Warrants were as follows:

	September 30,	December 31,
Input	2023	2022
Stock price	$12.02	$10.02
Exercise price	$11.50	$11.50
Term (years)	5.0	5.0
Risk free rate	4.6%	3.99%
Dividend yield	—%	—%
Volatility	11.2%	1.8%

On September 30, 2023 and December 31, 2022, the Company used a yield-to-maturity bond pricing model to value the Convertible Promissory Note.

The key inputs into the pricing model for the Convertible Promissory Note was as follows:

	September 30,	December 31,
Input	2023	2022
Amount due at maturity	$1,500,000	$1,500,000
Term (years)	0.15	0.39
Probability of a successful business combination	95.0%	92.5%
Present value factor	0.9894	0.9742
Risk free rate	5.59%	4.62%
Volatility	11.2%	1.8%

The Company’s use of models required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the five-year U.S. Treasury rate, which was commensurate with the contractual term of the Private Warrants and Convertible Promissory Note. An increase in the risk-free interest rate, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.
●	An increase in the expected term, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and Convertible Promissory Note and vice versa.
●	The volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the Private Warrant and Convertible Promissory Note and vice versa.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our financial instruments classified as Level 3:

Level 3
Fair value as of December 31, 2022	$1,679,640
Change in fair value of Convertible Promissory Note	29,238
Change in fair value - Private Warrant Liabilities	(65,596)
Fair value as of March 31, 2023	$1,643,282
Change in fair value of Convertible Promissory Note	(23,370)
Change in fair value - Private Warrant Liabilities	(65,595)
Fair value as of June 30, 2023	$1,554,317
Change in fair value of Convertible Promissory Note	52,412
Change in fair value - Private Warrant Liabilities	(65,596)
Fair value as of September 30, 2023	$1,541,133

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the financial statements.

On October 6, 2023, the Company and Sponsor entered into that Amended and Restated Convertible Promissory Note (the “A&R Convertible Promissory Note”), which amends and restates the Initial Convertible Promissory Note to provide that, among other things, upon the consummation of a Business Combination , the Initial Working Capital Loans would either be repaid, or at Wentworth’s election, converted into a number of shares of Class A common stock of the Company (or the shares or other securities of another entity for or into which the Class A common stock of the Company are exchangeable or convertible in connection with a Business Combination) equal to the then aggregate principal amount plus accrued and unpaid interests outstanding, divided by $10.00.

Also on October 6, 2023, the Company and Sponsor entered into an additional convertible promissory note (the “Additional Convertible Promissory Note”) pursuant to which Sponsor agreed to loan the Company up to $250,000 (such loans, the “Additional Working Capital Loans”). The Additional Convertible Promissory Note provided that, upon the consummation of a Business Combination, the Additional Working Capital Loans would either be repaid, or, at the Sponsor’s election, converted into a number of shares of Class A common stock of the Company (or the shares or other securities of another entity for or into which the Class A common stock of the Company are exchangeable or convertible in connection with a Business Combination) equal to the then aggregate principal amount plus accrued and unpaid interests outstanding, divided by $10.00. If a Business Combination is not consummated, the Additional Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Additional Working Capital Loans, but no proceeds held in the Trust Account would be used for such purposes. As of October 25, 2023, $250,000 was drawn on the Additional Convertible Promissory Note.

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders with respect to such redeemed Public Shares.

Additionally, with the redemption of $124,176 from the Trust Account, the Company expects to be subject to an additional excise tax equal to $1,272 or 1% of the fair market value of the redemptions.

In November 2023, Wentworth deposited $69,218 into the Trust Account and thus extending the Combination Period to December 24, 2023.

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

On August 17, 2023, the Company convened a special meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  In connection with the Extension Amendment Proposal 4, a shareholder holding one Public Share exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. On August 23, 2023, the Company paid from the Trust Account a $12.23 to the redeeming shareholder. In connection with such extension and pursuant to the Merger Agreement, Wentworth deposited $69,218 per month into the Trust Account through the Company’s extension date in November 2023.

Additionally, at such special meeting the Company’s stockholders approved further amendments to the Company’s second amended and restated certificate of incorporation to provide holders of the Company’s Class B common stock the right to convert their shares of Class B common stock into shares of Class A common stock on a one-to-one basis at any time and from time to time at the election of the holder.  On August 17, 2023, Sponsor converted 2,605,000 shares of Class B common stock into shares of Class A common stock on a one-for-one basis. The holders of the newly converted shares of Class A common stock have agreed to carry over the transfer restrictions associated with the Founder Shares and have no rights to funds in the Trust Account.

Following the aforementioned conversion and redemptions, the Company had 3,203,049 shares of Class A common stock and 270,000 shares of Class B common stock issued and outstanding.

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders in with respect to such redeemed Public Shares.

In November 2023, Wentworth deposited $69,218 into the Trust Account and thus extending the Combination Period to December 24, 2023.

Through the date of the filing of this 10-Q, an aggregate of $1,127,215 has been deposited into the Trust Account. Of the amount deposited in the Trust Account, $504,250 came from the Sponsor and $622,965 came from Wentworth.

Our Charter requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Charter that would modify the substance or timing of our obligation to redeem 100% of our public shares if we do not consummate our initial Business Combination by February 24, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. If we are unable to consummate our initial business combination by February 24, 2024, we may seek to amend our charter to further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

On December 30, 2022, the Company, Holdings, and Wentworth entered into a side letter agreement to the Merger Agreement revising the Merger Agreement to extend the date upon which the Merger Agreement is terminable at the option of the Company or Wentworth from December 30, 2022 to June 30, 2023. On March  20, 2023, Kingswood, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain First Amendment to the Merger Agreement to, among other things, (i) amend and restate the definition of “Transaction Expenses Shortfall” in the Merger Agreement to an amount equal to (x) the Outstanding Transaction Expenses (as defined in the Merger Agreement) minus (y) the Available Closing Date Cash (as defined in the Merger Agreement); (ii) amend and restate the condition precedent in Section 8.03(k) of the Merger Agreement to require that Available Closing Date Cash be sufficient to cover an amount equal to the sum of $3,500,000 and the Outstanding Transaction Expenses; and (iii) amend and restate the termination rights in Section 9.01(c)(B) to allow for the termination of the Merger Agreement if the Available Closing Date Cash is insufficient to cover the sum of $3,500,000 and the Outstanding Transaction Expenses.

On September 13, 2023, the Company, Holdings, Kingswood Merger Sub, Wentworth Merger Sub and Wentworth entered that certain Second Amendment to the Merger Agreement further amending, modifying, and supplementing the Merger Agreement (as amended) to, among other things:

●	add definitions for (x) “Additional Sponsor Loans” to mean an additional $250,000 to be loaned to the Company by Sponsor or an Affiliate of Sponsor between the date of the Second Amendment and the Closing Date; and (y) “Additional Shares of Holdings Common Stock” to mean 1,100,000 shares of common stock of Holdings (“Holdings Common Stock”) to be issued to those certain holders of Continuing Company Units (as defined in the Merger Agreement) (in the amounts determined by Wentworth) and provided to the Company and Holdings in writing prior to the filing of the final amendment to the registration statement of which this proxy statement/prospectus forms a part;
●	amend the definition of “Company Merger Consideration” to mean (i) 12,000,000 shares of Holdings Common Stock at the Per Share Price (as defined in the Merger Agreement) (excluding any amount of warrants of Holdings issued or issuable to Continuing Company Unit Holders), plus (ii) the Additional Shares of Holdings Common Stock;
●	delete the definitions of “Converted Company Debt Amount” and “Minimum Company Share Amount” and references to such terms in the Merger Agreement;
●	amend and restate Section 2.09(d)(i) to provide for the forfeiture by Sponsor of 3,084,450 Private Warrants immediately prior to the effective time of the business combination;
●	amend Section 2.09(b) to provide for the escrow (or at Sponsor’s option, forfeiture) of 1,100,000 shares of Holdings Common Stock that would otherwise be issued to Sponsor in respect of its shares of common stock of the Company at closing and the release of such shares (or in the case of forfeiture, reissuance of an equal number of shares) to Sponsor if the VWAP of Holdings Common Stock exceeds $12.00 for 20 trading days within any 30-day trading period during the four-year period following the closing of the business combination;
●	amend Section 2.11(d) to provide that (i) the Additional Shares of Holdings Common Stock will not be subject to the Lock-Up Agreement, and (ii) Craig Gould has the ability to release PPD Group, LCC and/or Wentworth Funding, LLC (or any of their ultimate beneficial owners who receive Holdings Common Stock) and the Holdings Common Stock owned by such holders from the obligations under the Lock-Up Agreement (as defined in the Merger Agreement) to the extent necessary to cause Holdings to satisfy the initial listing requirements of the National Exchange (as defined in the Merger Agreement) upon which the Holdings Common Stock has applied to be listed;
●	amend Section 2.16 to provide that if the closing does not occur then the Company shall promptly reimburse Wentworth the amount of such SPAC Extension Costs (as defined in the Merger Agreement) and if Closing does not occur due to the Company’s failure to satisfy any of the conditions precedent to closing that are reasonably with the control of the Company, the Company shall reimburse and pay to Wentworth up to $150,000 of costs and other expenses actually reimbursed by Wentworth to the prospective purchaser of the Series A Convertible Preferred Stock;
●	further amend Section 2.16 to provide Wentworth with the option to cause the outstanding Sponsor Loans and Additional Sponsor Loans to be repaid by Holdings at the closing either (A) through the issuance of shares of Holdings Common Stock of equal value, or (B) in immediately available funds, provided, however, that in case of clause (B) Sponsor will be required to surrender a number of shares of Holdings Common Stock of equal value otherwise issuable to it in connection with the closing of the business combination;
●	further amend Section 2.16 to require the Outstanding SPAC Expenses (as defined in the Merger Agreement) incurred by the Company in connection with any prior business combination not consummated by the Company (“Prior Expenses”) to be allocated to Sponsor and its equityholders on a pro-rata basis, and be repaid by (A) them in exchange for the issuance to such Sponsor and its equityholders a number of shares of Holdings Common Stock of equal value, or (B) Holdings in exchange for such Sponsor and its equityholders’ surrender of a number of shares of Holdings Common Stock of equal value;

●	further amend Section 2.16 to provide Wentworth the option (subject to the prior written consent of the Company) to pay any Outstanding Company Expenses (as defined in the Merger Agreement) owed to unrelated third parties prior to the closing, in exchange for the issuance of number of additional shares of Holdings Common Stock of equal value;
●	amend and restate the covenants and agreements in Section 7.10 to (A) require each of Wentworth, the Company and Holdings to use their commercially reasonable best efforts to enter into and consummate subscription agreements with investors relating to a private placement of shares in Wentworth, the Company and/or Holdings, and/or the entry into backstop arrangements with potential investors, and (B) acknowledge and agree that the proposed issuance and sale by Holdings at closing of up to 1,500,000 Series A Convertible Preferred Stock of Holdings on the terms set forth on the term sheet dated August 9, 2023 has been agreed upon by each of Wentworth, the Company and Holdings;
●	amend and restate the closing condition in Section 8.03(h) to require the Sponsor Loans and Additional Sponsor Loans be paid in full prior to or substantially concurrently with the closing of the business combination;
●	amend and restate the closing condition in Section 8.03(k) to require the Available Closing Date Cash not be less than $14,000,000;
●	amend and restate the closing condition in Section 8.03(l) to require the Company Merger Consideration (as defined in the Merger Agreement) to be issued prior to or substantially concurrently with the closing of the business combination;
●	amend the definition of “Termination Date” by replacing “June 30, 2023” with “November 24, 2023; and
●	amend and restate the termination rights in Section 9.01(c) to allow for the termination of the Merger Agreement if the conditions specified in Section 8.03(k) and 8.03(l) are not capable of being satisfied at the closing of the business combination.

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

Results of Operations

For the three months ended September 30, 2023, we incurred a loss from operations of $722,094. In addition to the loss from operations, we realized other income of $156,823 consisting of interest income of $57,389 from the Trust and operating bank accounts and a $151,846 gain from a decrease in the fair value of the Company’s warrant liability partially offset by a loss on the change in fair value of the convertible promissory note of $52,412.

For the nine months ended September 30, 2023, we incurred a loss from operations of $1,952,127. In addition to the loss from operations, we realized other income of $558,283 consisting of interest income of $161,026 from the Trust and operating bank accounts and a $455,537 gain from a decrease in the fair value of the Company’s warrant liability, partially offset by a loss on the change in fair value of the convertible promissory note of $58,280. For the three and nine months ended September 30, 2023, our efforts have been limited to activities relating to consummating the proposed Business Combination and activities relating to general corporate matters. We have not generated any income, other than interest income earned on the proceeds held in the Trust and operating bank accounts. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities and convertible promissory note at each reporting period.

For the three months ended September 30, 2022, we incurred a loss from operations of $736,011. Net income for the Company of $229,989 included the changes in fair value of warrant liability of $759,227, changes in fair value of convertible promissory note of $140,888 and interest income from the Trust Account of $67,094, offset by loss from operations and tax expense of $1,209.

For the nine months ended September 30, 2022, we incurred a loss from operations of $3,261,136, including legal and professional fees of $2,936,487, directors’ fee of $78,750, insurance expenses of $112,192 and other general operating expenses totalling $133,707. We also incurred $5,241 in tax expenses. In addition to the loss from operations, we realized other income of $6,468,656 consisting of interest income of $144,657 from the Trust and operating bank accounts, a gain on the change in fair value of the convertible promissory note of $250,179 and a $6,073,820 gain from a decrease in the fair value of the Company’s warrant liability.

At September 30, 2023, $6,134,176 was held in the Trust Account (including $4,025,000 of deferred underwriting discounts and commissions).

Except for the withdrawal of interest to pay our taxes and up to $100,000 to pay dissolution expenses, if any, our Charter provides that none of the funds held in trust will be released from the Trust Account until such time as or under the following circumstances (i) the completion of an initial business combination; (ii) the redemption of any of the shares of Class A common stock included in the units sold in the Public Offering (the “Units”) properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does Offering if the Company does not complete an initial business combination by February 24, 2024 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity or (iii) the redemption of 100% of the shares of Class A common stock included in the Units sold in the Public Offering if we are unable to complete a business combination by February 24, 2024, as extended. Through September 30, 2023, we have not withdrawn any funds from interest earned on the trust proceeds to pay taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, we had cash outside our Trust Account of $1,509, available for working capital needs and a working capital deficit of $6,978,743. We intend to use the funds held outside the Trust Account for consummating the business combination.

As of September 30, 2023, assets held in the Trust Account of $6,134,176 consisted of a demand deposit account. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we did not withdraw any interest earned on the Trust Account to pay our taxes. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination.

For the nine months ended September 30, 2023, cash used in operating activities was $206,784. Net loss of $1,394,875 was primarily driven by a change in the fair value of the Warrants of $455,537, changes in fair value of convertible promissory note of $58,280, interest income from the Trust Account of $161,026, a reversal of the deferred tax liability of $31,151, and change in other working capital of $1,777,525.

For the nine months ended September 30, 2023, cash used in investing activities was $458,656. We withdrew $164,309 in connection with redemptions and invested in the Trust Account $553,747 with funds provided by Wentworth and $69,218 with funds provided by the Sponsor.

For the nine months ended September 30, 2023, cash provided by financing activities was $389,438. We paid $164,309 for the redemptions of Class A common stock and received $553,747 from Wentworth to pay for extensions into the Trust Account.

For the nine months ended September 30, 2022, cash used in operating activities was $1,452,123. Net income of $3,202,279 was primarily driven by a change in the fair value of the Warrants of $6,073,820, changes in fair value of convertible promissory note of $250,179, interest income from the Trust Account of $144,609, and an increase in accounts payable, taxes payable and accrued expenses of $1,814,208.

For the nine months ended September 30, 2022, cash provided by investing activities was $102,650,402. We withdrew $102,894,278 in connection with redemptions and invested in the Trust Account $243,876 with funds provided by the Sponsor.

For the nine months ended September 30, 2022, cash used in financing activities was $101,784,278. We paid $102,894,278 for the redemptions of Class A common stock and borrowed $1,110,000 from a convertible promissory note.

On March 24, 2022, our Sponsor agreed to loan us up to $1,500,000 as may be required (the “Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by a promissory note. The note will either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.00 per Private Warrant. On October 6, 2023, the Company and the Sponsor amended and restated the Initial Convertible Promissory Note to provide that, among other things, upon the consummation of a Business Combination, the Initial Working Capital Loans would either be repaid, or at Wentworth’s election, converted into a number of shares of Class A common stock of the Company (or the shares or other securities of another entity for or into which the Class A common stock of the Company are exchangeable or convertible in connection with a Business Combination) equal to the then aggregate principal amount plus accrued and unpaid interests outstanding, divided by $10.00.

On October 6, 2023, the Company and Sponsor entered into an additional convertible promissory note (the “Additional Convertible Promissory Note”) pursuant to which Sponsor agreed to loan the Company up to $250,000 (such loans, the “Additional Working Capital Loans”). The Additional Convertible Promissory Note provided that, upon the consummation of a Business Combination, the Additional Working Capital Loans would either be repaid, or, at the Sponsor’s election, converted into a number of shares of Class A common stock of the Company (or the shares or other securities of another entity for or into which the Class A common stock of the Company are exchangeable or convertible in connection with a Business Combination) equal to the then aggregate principal amount plus accrued and unpaid interests outstanding, divided by $10.00. If a Business Combination is not consummated, the Additional Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Additional Working Capital Loans, but no proceeds held in the Trust Account would be used for such purposes. As of October 25, 2023, $250,000 was drawn on the Additional Convertible Promissory Note.

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

We have until February 24, 2024 (as extended) to consummate a Business Combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution unless time for which the business combination is otherwise extended as further outlined above under the heading “Charter Amendments”. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution and our working capital deficiency raises substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 24, 2024 (as extended).

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders in with respect to such redeemed Public Shares.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Convertible Promissory Note

On March 24, 2022, the Company and Sponsor entered into the Initial Convertible Promissory Note pursuant to which Sponsor agreed to loan the Company up to $1,500,000. The Initial Convertible Promissory Note provides that, upon the consummation of a Business Combination, the Initial Working Capital Loans would either be repaid, without interest, or, at the Sponsor’s election, converted into additional Private Warrants at a price of $1.00 per Private Warrant. If a Business Combination is not consummated, the Initial Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Initial Working Capital Loans, but no proceeds held in the Trust Account would be used for such purposes. We elected the fair value option as the reporting value of the Convertible Promissory Note. As a result of applying the fair value option, we record each draw with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in fair value of convertible promissory note on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s assumption a market participant would use in pricing the asset or liability.

On October 6, 2023, the Company and Sponsor entered into that Amended and Restated Convertible Promissory Note (the “A&R Convertible Promissory Note”), which amends and restates the Initial Convertible Promissory Note to provide that, among other things, upon the consummation of a Business Combination, the Initial Working Capital Loans would either be repaid, or at Wentworth’s election, converted into a number of shares of Class A common stock of the Company (or the shares or other securities of another entity for or into which the Class A common stock of the Company are exchangeable or convertible in connection with a Business Combination) equal to the then aggregate principal amount plus accrued and unpaid interests outstanding, divided by $10.00.

Also on October 6, 2023, the Company and Sponsor entered into an additional convertible promissory note (the “Additional Convertible Promissory Note”) pursuant to which Sponsor agreed to loan the Company up to $250,000 (such loans, the “Additional Working Capital Loans”). The Additional Convertible Promissory Note provided that, upon the consummation of a Business Combination, the Additional Working Capital Loans would either be repaid, or, at the Sponsor’s election, converted into a number of shares of Class A common stock of the Company (or the shares or other securities of another entity for or into which the Class A common stock of the Company are exchangeable or convertible in connection with a Business Combination) equal to the then aggregate principal amount plus accrued and unpaid interests outstanding, divided by $10.00. If a Business Combination is not consummated, the Additional Convertible Promissory Note provides that the Company will use a portion of proceeds held outside the Trust Account to repay the Additional Working Capital Loans, but no proceeds held in the Trust Account would be used for such purposes.

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

On August 17, 2023, the Company convened a special meeting of stockholders virtually and voted in the affirmative on the proposal to extend the date by which the Company must complete its initial Business Combination from August 24, 2023 to November 24, 2023 (the “Extension Amendment Proposal 4”).  In connection with the Extension Amendment Proposal 4, a shareholder holding one Public Share exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. On August 23, 2023, the Company paid from the Trust Account a $12.23 to the redeeming shareholder.

On November 17, 2023, the Company held a special meeting at which the Company’s stockholders approved extending the date by which the Company must complete its initial Business Combination from November 24, 2023 to February 24, 2024. In connection with the approval of the extension, stockholders elected to redeem 9,966 Public Share and exercised their right to redeem such Public Share for a pro rata portion of the Trust Account. The Company expects to pay an aggregate of approximately $12.46 from the Trust Account or $124,176 to the redeeming stockholders in with respect to such redeemed Public Shares.

With the redemptions of the Class A shares, as of September 30, 2023 and December 31, 2022, 494,049 and 508,456 shares of class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the balance sheets.

Net (Loss) Income per Share

We have two classes of stock, which are referred to as redeemable Class A common stock and non-redeemable Class A and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. The 15,184,550 potential common stock for outstanding warrants to purchase our stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer), to allow timely decisions regarding required disclosure. Our management, with the participation of our current Chief Executive Officer (who is also our Principal Financial Officer and Principal Accounting Officer) (“Certifying Officer”), conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that as of September 30, 2023 such disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting due to the following (described below):

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

Additionally, management failed to properly reconcile our legal fees on a timely basis, failed to correctly calculate the Delaware franchise tax accrual, and did not have a control in place to review the appropriateness of the presentation in the statement of cash flows.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses. To remediate these material weaknesses, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications and the reconciliation and completeness of all accruals. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

KINGSWOOD ACQUISITION CORP.

Date: November 20, 2023	By:	/s/ Michael Nessim
Name: Michael Nessim
Title: Chief Executive Officer
(Principal Financial Officer)